Form 10-Q
period 1996-03-31
DECORATIVE HOME ACCENTS INC
filed 1996-05-15
CIK 1000453

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         / /       For the Quarterly Period Ended:   March 31, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission File Number:  33-96794

                         DECORATIVE HOME ACCENTS, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                                          57-0998387
 ------------------------------             ----------------------------------
(State or other jurisdiction of            (IRS Employer Idenification Number)
 incorporation or organization)

             Industrial Park Drive, Abbeville, South Carolina 29620
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (864) 446-2123


         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                          Yes  /X/                  No / /

         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                          Yes  /X/                  No / /

         As of May 10, 1996, there were 1,074,838 shares outstanding of the Registrant's Class A Common Stock ($0.01 par value), 1,756,126 shares outstanding of the Registrant's Class B Non-Voting Common Stock ($0.01 par value), 386,040 shares outstanding of the Registrant's Class C Common Stock ($0.01 par value), 808,333 shares outstanding of the Registrant's Class D Common Stock ($0.01 par value), 125,000 shares outstanding of the Registrant's Class F Common Stock and 51,875 outstanding shares of the Registrant's 14% Cumulative Redeemable Preferred Stock ($0.01 par value).

                         DECORATIVE HOME ACCENTS, INC.

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX




                                                                                                           Page No.
                                                                                                           --------


PART I   FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of March 31, 1996 and
                          December 31, 1995 ...............................................................    3

                 Condensed Consolidated Statements of Operations for the three
                          months ended March 31, 1996 and 1995 ............................................    4

                 Condensed Consolidated Statement of Stockholders' Equity for the three
                          months ended March 31, 1996 .....................................................    5

                 Condensed Consolidated Statements of Cash Flows for the three months
                          ended March 31, 1996 and 1995 ...................................................    6

                 Notes to Condensed Consolidated Financial Statements .....................................    7


    Item 2.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations .......................................................    9


PART II          OTHER INFORMATION


                 Signature Page ...........................................................................   14


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DECORATIVE HOME ACCENTS, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                                               March 31,
                                                                                  1996              December 31,
                                                                              (Unaudited)             1995 (1)
                                                                               ---------            ------------
                                                                                        (In Thousands)


ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             $    -             $    169
         Investment securities                                                     1,000             1,000
         Accounts receivable - net of allowance for doubtful accounts of
           $2,661 at March 31, 1996 and $2,506 at December 31, 1995               32,258            28,982
         Income taxes receivable                                                   3,488             2,714
         Inventories                                                              47,705            43,713
         Deferred income taxes                                                     3,927             4,282
         Other current assets                                                      1,077               598
                                                                               ---------          --------
             Total current assets                                                 89,455            81,458

PROPERTY, PLANT AND EQUIPMENT, NET                                                30,636            30,667
OTHER ASSETS                                                                       9,336             8,790
INTANGIBLE ASSETS, NET                                                            93,508            94,938
                                                                               ---------          --------

TOTAL ASSETS                                                                   $ 222,935          $215,853
                                                                               =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                         13,686            14,452
         Accrued liabilities                                                       7,157             9,775
         Accrued interest                                                          4,067             7,583
                                                                             ------------         --------
             Total current liabilities                                            24,910            31,810
                                                                             -----------          --------

LONG-TERM DEBT                                                                   151,299           131,452
DEFERRED INCOME TAXES                                                              1,154             3,348
REDEEMABLE PREFERRED STOCK                                                        43,123            41,059
REDEEMABLE COMMON STOCK                                                            1,817             1,639
STOCKHOLDERS' EQUITY:
         Common stocks                                                                 9                 9
         Additional paid-in capital                                               13,864            16,107
         Reduction of certain equity interest to predecessor basis                (6,209)           (6,209)
         Accumulated deficit                                                      (7,032)           (3,362)
                                                                               ---------          --------
             Total stockholders' equity                                              632             6,545
                                                                               ---------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 222,935          $215,853
                                                                               =========          ========


(1) Derived from December 31, 1995 audited consolidated financial statements.



     See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                                 ------------------
                                                       March 31, 1996            March 31, 1995
                                                       --------------            --------------
SALES                                                     $39,786                     $11,276

COST OF GOODS SOLD                                         28,802                       5,819
                                                          -------                     -------

GROSS PROFIT                                               10,984                       5,457

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               11,851                       4,261
                                                          -------                     -------

INCOME (LOSS) FROM OPERATIONS                                (867)                      1,196
                                                          -------                     -------

INTEREST INCOME (EXPENSE)
         Interest expense                                  (4,614)                     (1,812)
         Interest income                                        9                         131
                                                          -------                     -------
            Interest income (expense), net                 (4,605)                     (1,681)
                                                          -------                     -------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (5,472)                       (485)

INCOME TAX BENEFIT                                         (1,802)                       (184)
                                                          -------                     -------

NET LOSS                                                  $(3,670)                    $  (301)
                                                          -------                     -------





     See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED MARCH 31,  1996  (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                    Reduction of
                                                                                   Certain Equity
                                                                                    Interest to                         Total
                                                   Common         Additional        Predecessor         Retained      Stockholders'
                                                   Stocks       Paid-in Capital        Basis            Earnings        Equity
                                                   ------       ---------------        -----            --------        ------
Balances at December 31, 1995                      $    9         $   16,107         $   (6,209)        $  (3,362)      $  6,545

Accretion of redeemable common stock for the
     three months ended March 31, 1996                                  (179)                                               (179)

Accretion of redeemable preferred stock for the
     three months ended March 31, 1996                                  (189)                                               (189)

Preferred stock dividend accrual for the three
    months ended March 31, 1996                                       (1,875)                                             (1,875)

Net loss for the three months ended                                                                        (3,670)        (3,670)
                                                   ------         ----------         ----------         ---------       --------

Balances at March 31, 1996                         $    9         $   13,864         $   (6,209)        $  (7,032)      $    632
                                                   ======         ==========         ==========         =========       ========




     See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Three months ended
                                                                         March 31

                                                                   1996             1995
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (3,670)        $  (301)
Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
         Depreciation and amortization                              2,318           1,027
         Deferred tax (benefit) provision                          (1,839)            131
Changes in operating assets and liabilities
         Accounts receivable                                       (3,276)          1,548
         Inventories                                               (3,992)           (639)
         Income tax receivable                                       (774)              -
         Other current assets                                        (479)         (1,158)
         Accounts payable                                            (766)          1,286
         Accrued liabilities                                         (869)         (1,419)
         Accrued interest                                          (3,516)          1,757
         Income taxes payable                                           -            (567)
                                                                 --------         -------
             Net cash provided by (used in) operating
                       activities                                 (16,863)          1,665
                                                                 --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                          (857)           (440)
         Other long term assets                                      (546)              -
                                                                 --------         -------
             Net cash used in investing activities                 (1,403)           (440)
                                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under revolving line of credit             19,847               -
         Redeemable preferred stock dividends paid                 (1,750)              -
         Payments on notes payable                                      -               -
                                                                 --------         -------
              Net cash provided by  financing activities           18,097               -
                                                                 --------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (169)          1,225

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                       169           8,355
                                                                 --------         -------
CASH AND CASH EQUIVALENTS AT  END OF
      PERIOD                                                     $      -         $ 9,580
                                                                 --------         -------
SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                           $  9,875         $     -
                                                                 ========         =======
         Income taxes paid                                       $      -         $     -
                                                                 ========         =======



     See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - ----------------------------------------------------------------------------

1.       BASIS OF INTERIM PRESENTATION

         The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information.

         For interim reporting, the Company's subsidiary, Home innovations. Inc. ('HII") uses an estimated gross profit based on information provided by its accounting and financial systems. At year-end, inventories of the Company are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

         The Company's business is seasonal in nature, with its highest sales levels historically occurring in the third and fourth fiscal quarters, which include the holiday selling season. Therefore, the results of operations for the interim periods are not necessarily indicative of the operating results of the full year.


2.       ORGANIZATION

         The accompanying interim consolidated financial statements as of March 31, 1996, include the accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. and Home Innovations, Inc. (purchased on July 13, 1995).

         All significant intercompany transactions and accounts have been eliminated.


3.       BALANCE SHEET COMPONENTS

         Inventories are summarized as follows (in $000's):

                                            March 31, 1996    December 31, 1995
                                            --------------    -----------------

Raw materials                                    $23,552            $24,464
Work-in-process                                    2,130                973
Finished goods                                    22,023             18,276
                                                 -------            -------
                                                 $47,705            $43,713
                                                 =======            =======

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CONTINUED)


         Property, plant and equipment is summarized as follows (in $000's):

                                                            March 31, 1996                    December 31, 1995
                                                            --------------                    -----------------
Land                                                           $   863                               $   863
Buildings and improvements                                      15,398                                15,384
Furniture and fixtures                                           3,193                                 3,184
Machinery and equipment                                         14,171                                14,101
                                                               -------                               -------
                                                                33,625                                33,532

Accumulated depreciation                                        (3,885)                               (3,375)
                                                               -------                               -------
                                                                29,740                                30,157
Construction in progress                                           896                                   510
                                                               -------                               -------
                                                               $30,636                               $30,667
                                                               =======                               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA and should be read in conjunction with the respective financial statements of DHA and the notes thereto included elsewhere in this Form 10-Q. The following table includes unaudited proforma financial information as if the July 1995 purchase of Home Innovations, Inc. ("HII") occurred as of January 1, 1995. Such adjustments to the proforma financial information consist principally of the following: net adjustments to cost of goods sold and SG & A expenses related to adjusting depreciation expense for the new basis of accounting resulting from the HII acquisition; increases in SG& A expenses to account for the amortization of goodwill and the identifiable intangible assets resulting from the HII acquisition; increases in SG & A expenses to account for compensation expense resulting from granting stock options at less than fair market value; net adjustments to interest expense resulting from issuance of 13% Senior Notes due 2002 and extinguishment of prior debt, amortization of debt issuance costs and accretion of discount on the Senior Notes.

Management's discussion and analysis of the results of operations should be read using the proforma financial information presented below:


                                      ACTUAL                PROFORMA
                                           Three Months Ended
                                          ------------------
                                     March 31,             March 31,
                                       1996                  1995
                                     ---------             ---------
 Sales                                $39,786               $52,712
 Cost of goods sold                    28,802                37,531
                                      --------              -------
    Gross profit                       10,984                15,181
 Selling, general and administrative
    expenses                           11,851                11,460
                                      --------              -------
 Income (loss) from operations           (867)                3,721

 Interest expense, net                 (4,605)               (4,222)
                                      --------              -------

 Loss before income taxes             $(5,472)              $  (501)
                                      =======               =======



IMPACT OF THE PURCHASE OF HOME INNOVATIONS, INC.

On July 13, 1995, DHA acquired HII, a leading manufacturer of niche oriented home accessories with the following product categories: bath furnishings, window and speciality products, bedding products and the new Calvin Klein Home Collection, a new line of designer home products launched in September 1995 under the Calvin Klein trademark. The cash purchase price of HII was approximately $95.1 million, after a $6.7 million reduction to the purchase price, including acquisition related costs of approximately $1.8 million and the assumption of approximately $31.0 million in liabilities consisting of trade payables and accruals and $2.3 million of junior subordinated notes. The $6.7 million adjustment to the purchase price was determined as a result of the level of net assets acquired as of the closing date and certain indemnifications from the sellers. The $6.7 million was received from the sellers in December, 1995.


RESULTS OF OPERATIONS
As described above, the results of operations for the three months ended March 31, 1995 reflect proforma adjustments related to the merger agreement discussed above.

     Comparison of Results of Operations for the Three Months Ended March 31, 1996 (Actual) with the Proforma Results of Operations for the Three Months Ended March 31, 1995 (with proforma adjustments as discussed above).

NET SALES

Net sales for three months ended March 31, 1996 decreased by $12.9 million, or 24.5% from $52.7 million of proforma net sales for the three months ended March 31, 1995 to $39.8 million for the three months ended March 31, 1996. Sales across most of the Company's major product lines decreased principally as a result of soft retail conditions in the major markets served by the Company. All distribution channels served were affected by the soft retail environment including the giftware trade. The reduction of consumer spending and the associated tightening of retailer's inventory positions which began in the third quarter of 1995 continued to have negative effects on the Company's sales performance as expected. If current market conditions prevail, the Company expects full year sales to continue to be adversely affected.

GROSS PROFIT

The gross profit margin decreased from a proforma of 28.8% for the three months ended March 31, 1995 to 27.6% for the three months ended March 31, 1996. The decrease of approximately 1.2 percentage points in the Company's gross profit margin primarily resulted from plant efficiency losses in the printing and cut-and-sew operations. As part of the Company's program to improve long-term operating performance and control inventory investment, the Company temporarily reduced manufacturing operations at certain plants during the quarter. This resulted in fixed overhead being unabsorbed by inventory production. The Company believes that its manufacturing operations are now properly sized relative to current market demand for the Company's products. There were no significant changes in the prices paid for raw materials between the 1995 and 1996 periods as the Company was able to secure raw material purchase contracts at levels equal to or more favorable than that of the prior year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses increased $391,000 or 3.4% from a proforma of $11.5 million for the three months ended March 31, 1995 to $11.8 million for the three months ended March 31, 1996. As a percentage of sales, SG&A expenses increased from a proforma of 21.7% for the three months ended March 31, 1995 to 29.8% for the same period of 1996. The increase in SG&A expenses as a percentage of sales was principally attributable to the fixed nature of the Company's selling and administrative salary base. Specifically, marketing and design functions, while not increasing substantially from year to year on an absolute dollar basis, reflect a higher percentage because of the decreased sales in the 1996 quarter. SG&A expenses associated with the launch of the Calvin Klein Home line, which since its inception in September 1995 have as a percentage of sales exceeded the level of the Company's mature businesses, also contributed to the increased SG&A for the 1996 quarter. Historically, the Company's SG&A costs as a percentage of sales have exceeded many of the Company's competitors due to the Commission structure associated with the giftware trade and a relatively high fixed cost structure within Home Innovation. During the 1996 quarter, the Company implemented a consolidation of many of its marketing and administrative functions in an attempt to improve the SG&A expense ratio and expects to see improvement in its absolute dollar of SG&A costs going forward beginning in the second half of 1996.

INTEREST EXPENSE, NET

Interest expense, net increased from a proforma of $4.2 million for the three months ended March 31, 1995 to $4.6 million for the three months ended March 31, 1996. This increase was principally due to increased borrowings under the Company's revolving line of credit during the first quarter of 1996.

SEASONALITY

The Company's business is seasonal in nature with its highest sales levels historically occurring during the third and fourth fiscal quarters, which includes the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity for operations and expansion have historically been funds generated internally and borrowings under the Company's $50.0 million revolving credit facility. Available borrowings under the credit facility are based on specified levels of underlying collateral. As of March 31, 1996, the Company had approximately
$9.1 million available under the revolving credit facility described above
(net of $24.7 million of outstanding borrowings and $1.4 million in outstanding letters of credit). The Company intends to utilize borrowings under the revolving credit facility to meet seasonal fluctuations in the Company's working capital requirements, typically peaking in early October, and to fund the anticipated build up of inventory relating to the continued introduction of the Calvin Klein Home line of products. Management expects the Calvin Klein Home line of products to increase the Company's working capital needs in 1996 by approximately $8 to $12 million from 1995 levels. Management believes that the working capital requirements related to Calvin Klein in 1996 peaked in April 1996. Management believes that the Company's cash flow from operations and borrowing under the revolving credit facility will be sufficient to fund the Calvin Klein Home requirements. The obligations under the revolving credit facility are secured by a first lien on the inventory and receivables of The Rug Barn, Inc. and Home Innovations, Inc. and its subsidiaries. The revolving credit facility contains certain financial and other covenants with which the Company must comply, including, but not limited to a requirement to maintain certain financial ratios and limitations on the ability of Rug Barn and Home Innovations to incur additional indebtedness and pay dividends. The Company was in compliance with the loan covenants, as amended, at March 31, 1996.

Cash flows used in operating activities were approximately $16.8 million for the three month period ended March 31, 1996. Driving the cash used in operating activities for the first quarter, in addition to the Company's net loss, were an increase in receivables of $3.3 million and inventory of $3.9 million and a reduction of $3.5 million in accrued interest. The additional inventory investment related principally to the introduction of the new Calvin Klein Home line. The increase in receivables resulted from a slight increase in the Company's sales velocity in the latter weeks of the quarter. The reduction of $5.3 million in accrued interest resulted from the semi-annual interest payment on the Company's $125 million, 13% Senior Notes.

Capital expenditures for the three month period in 1996 approximated $857,000. The Company currently has no material commitments for capital expenditures.

Borrowings under the Company's line of credit increased by approximately $19.8 million during the three month period ended March 31, 1996. The additional borrowings resulted primarily from the cash used in operating activities including the interest payment on the Company's Senior Notes and the continued inventory investment in Calvin Klein Home. Additionally, the Company paid dividends totalling $1.75 million on its redeemable preferred stock in January 1996. During 1996 the Company expects that dividends will be paid in kind rather than in cash.

Management expects that the Company's cash flow from operations and borrowings under the revolving credit facility, as required, will be adequate to finance anticipated operation needs, planned capital expenditures and to meet its debt service obligations in 1996.


INFLATION
Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three months ended March 31, 1996 and 1995. The Company has been historically able to mitigate the impact of the increases in the spot market prices of cotton through fixed price purchase contracts.


EFFECT OF COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS
Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials in the environment, or otherwise relating to protection of the environment, has not had, and is not expected to have, a material adverse effect on the capital expenditures, net income or competitive position of the Company.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1996 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the retail industry, the Company's ability to meet its debt service obligations, contractual restrictions on HII's and the Rug Barn's ability to pay dividends to the Company, competition from a variety of firms ranging from small manufacturers to large textile mills, the seasonality of the Company's sales, the volatility of the Company's raw material cost, the Company's dependence on key personnel and the risk of loss of a material customer or a significant license. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated November 10, 1995.

PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES                                          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            None

ITEM 5.  OTHER INFORMATION                                              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
                 SEE EXHIBIT INDEX.

         (B)  REPORTS ON FORM 8-K
                 NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Decorative Home Accents, Inc.
                                                   -----------------------------
                                                            (Registrant)

Date:

                                                   /s/ Jay N. Baker
                                                   -----------------------------
                                                            Jay N. Baker*
                                                       Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                     DESCRIPTION
- - ------                                     -----------
3.3               Certificate of Correction to Certificate of Designation for Decorative Home Accents, Inc.

27                Financial data schedule

4.6               Form of Third Amendment to the Amended and Restated Credit Agreement, dated as of July 13, 1995, by among
                  LaSalle National Bank, as co-agent and lender, General Electric Capital Corporation, as co-agent and lender, the Rug Barn, Inc., Home Innovations, Inc., Home Curtain Corp., Calvin Klein Home, Inc.,
                  Draymore Mfg. Corp. and R.A. Briggs and Company, as amended by the First Amendment, dated as of
                  November 17, 1995, and by the Second Amendment, dated as of December 31, 1995.