Form 10-Q
period 1996-06-30
DECORATIVE HOME ACCENTS INC
filed 1996-08-14
CIK 1000453

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:   June 30, 1996

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                      Commission File Number:  33-96794
                                             ------------

                        DECORATIVE HOME ACCENTS, INC.
           (Exact name of registrant as specified in its charter)





                        Delaware                                              57-0998387
- --------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification Number)




            Industrial Park Drive, Abbeville, South Carolina 29620
            ------------------------------------------------------
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

                            Yes /X/             No / /

        As of August 12, 1996, there were 1,074,838 shares outstanding of the Registrant's Class A Common Stock ($0.01 par value), 1,756,126 shares outstanding of the Registrant's Class B Non-Voting Common Stock ($0.01 par value), 386,040 shares outstanding of the Registrant's Class C Common Stock ($0.01 par value), 808,333 shares outstanding of the Registrant's Class D Common Stock ($0.01 par value), 125,000 shares outstanding of the Registrant's Class F Common Stock and 53,820 outstanding shares of the Registrant's 14% Cumulative Redeemable Preferred Stock ($0.01 par value).

                        DECORATIVE HOME ACCENTS, INC.

                         QUARTER ENDED JUNE 30, 1996

                                    INDEX






                                                                                           Page
                                                                                           No.
                                                                                           ---
PART I FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 1996 and
                December 31, 1995 ........................................................  3

          Condensed Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 ......................................  4

          Condensed Consolidated Statements of Operations for the six
                months ended June 30, 1996 and 1995......... .............................  5

          Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                for the three months ended June 30, 1996 .................................  6

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995..............................................  7

          Notes to Condensed Consolidated Financial Statements ...........................  8

 Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ............................................ 10

PART II   OTHER INFORMATION


          Signature Page ................................................................. 16


PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DECORATIVE HOME ACCENTS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
____________________________________________________________________________

                                                                        June 30,
                                                                          1996          December 31,
                                                                        (Unaudited)         1995 (1)
                                                                        ----------      ---------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                        $      -        $    169
       Investment securities                                               1,000           1,000
       Accounts receivable - net of allowance for doubtful accounts of
        $2,112 at June 30, 1996 and $2,506 at December 31, 1995           26,535          28,982
       Income taxes receivable                                             3,045           2,714
       Inventories                                                        45,407          43,713
       Deferred income taxes                                               2,734           4,282
       Other current assets                                                2,530             598
                                                                        --------        --------
         Total current assets                                             81,251          81,458

PROPERTY, PLANT AND EQUIPMENT, NET                                        31,712          30,667
OTHER ASSETS                                                               9,987           8,790
INTANGIBLE ASSETS, NET                                                    94,345          94,938
                                                                        --------        --------

TOTAL ASSETS                                                            $217,295        $215,853
                                                                        ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
       Accounts payable                                                   12,684          14,452
       Accrued liabilities                                                 7,316           9,775
       Accrued interest                                                    8,165           7,583
                                                                        --------        --------
         Total current liabilities                                        28,165          31,810
                                                                        --------        --------

LONG-TERM DEBT                                                           146,291         131,452
DEFERRED INCOME TAXES                                                         -            3,348
REDEEMABLE PREFERRED STOCK                                                45,188          41,059
REDEEMABLE COMMON STOCK                                                    2,015           1,639
STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stocks                                                           9               9
       Additional paid-in capital                                         11,602          16,107
       Reduction of certain equity interest to predecessor basis          (6,209)         (6,209)
       Accumulated deficit                                                (9,766)         (3,362)
                                                                        --------        --------
         Total stockholders' equity (deficiency)                          (4,364)          6,545
                                                                        --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $217,295        $215,853
                                                                        ========        ========


(1) Derived from December 31, 1995 audited consolidated financial statements.

     See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                 (UNAUDITED)
________________________________________________________________________________


                                                 Three Months Ended
                                                 ------------------
                                          June 30, 1996     June 30, 1995
                                          -------------     -------------

SALES                                          $ 44,495       $10,849

COST OF GOODS SOLD                               31,740         5,406

GROSS PROFIT                                     12,755         5,443

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     11,919         4,126
                                                -------        ------

INCOME FROM OPERATIONS                              836         1,317
                                                -------        ------

INTEREST INCOME (EXPENSE)
      Interest expense                           (4,925)       (1,819)
      Interest income                                 8           106
        Interest income (expense), net           (4,917)       (1,713)
                                                -------        ------

LOSS BEFORE PROVISION FOR INCOME TAXES           (4,081)         (396)

INCOME TAX BENEFIT                               (1,347)         (151)
                                                -------         -----

NET LOSS                                        $(2,734)        $(245)
                                                =======         =====





     See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                 (UNAUDITED)
________________________________________________________________________________



                                                  Six Months Ended
                                                  -----------------
                                           June 30, 1996      June 30, 1995
                                           -------------      -------------

SALES                                           $ 84,281        $22,125

COST OF GOODS SOLD                                60,542         11,225
                                                --------        -------

GROSS PROFIT                                      23,739         10,900


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      23,770          8,387
                                                --------        -------


INCOME (LOSS) FROM OPERATIONS                        (31)         2,513
                                                --------        -------

INTEREST INCOME (EXPENSE)
      Interest expense                            (9,540)        (3,631)
      Interest income                                 18            238
                                                --------        -------
        Interest income (expense), net            (9,522)        (3,393)
                                                --------        -------

LOSS BEFORE PROVISION FOR INCOME TAXES            (9,553)          (880)

INCOME TAX BENEFIT                                (3,149)          (335)
                                                --------        -------

NET LOSS                                        $ (6,404)       $  (545)
                                                ========        =======





     See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS , INC.

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           FOR THE SIX MONTHS ENDED JUNE 30,  1996  (IN THOUSANDS)
                                 (UNAUDITED)
________________________________________________________________________________





                                                                             Reduction of
                                                                            Certain Equity
                                                                             Interest to                      Total
                                                  Common     Additional      Predecessor    Accumulated     Stockholders'
                                                  Stocks  Paid-in Capital       Basis         Deficit     Equity (Deficiency)
                                                  ------  ---------------     --------        -------     -------------------
Balances at December 31, 1995                       $ 9     $16,107           $(6,209)        $(3,362)         $6,545

Accretion of redeemable common stock for the
   six months ended June 30, 1996                              (358)                                             (358)

Accretion of redeemable preferred stock for the
   six months ended June 30, 1996                              (397)                                             (397)

Preferred stock dividend accrual for the six
  months ended June 30, 1996                                 (3,750)                                           (3,750)

Net loss for the six months ended June 30, 1996                                                (6,404)         (6,404)
                                                    ---     -------           --------        -------         -------
Balances at June 30, 1996                           $ 9     $11,602           $(6,209)        $(9,766)        $(4,364)
                                                    ===     =======           =======         =======         =======





See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                 (UNAUDITED)
________________________________________________________________________________



                                                                   Six months ended
                                                                      June 30
                                                              1996              1995
                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(6,404)          $  (546)
Adjustment to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                4,905             1,993
 Deferred tax (benefit) provision                            (3,149)             (463)
 Changes in operating assets and liabilities:
       Accounts receivable                                    2,447               867
       Inventories                                           (1,694)           (2,682)
       Income tax receivable                                   (331)             (833)
       Other current assets                                  (1,932)              148
       Accounts payable                                      (1,768)              804
       Accrued liabilities                                     (709)           (1,464)
       Accrued interest                                         582               275
       Income taxes payable                                       -              (567)
                                                            -------           -------

Net cash used in operating activities                        (8,053)           (2,468)
                                                            -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                    (1,938)             (728)
       Other long term assets                                (2,118)             (110)
                                                            -------           -------
         Net cash used in investing activities               (4,056)             (838)
                                                            -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving line of credit         13,690                 -
       Redeemable preferred stock dividends paid             (1,750)                -
                                                            -------
         Net cash provided by  financing activities          11,940                 -
                                                            -------           -------

DECREASE IN CASH AND CASH EQUIVALENTS                          (169)           (3,306)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                    169             8,355
                                                            -------           -------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                      $     -           $ 5,049
                                                            -------           -------

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                          $10,418           $     -
                                                            -------           -------
     Income taxes paid                                      $     -           $     -
                                                            =======           =======


      See notes to condensed consolidated financial statements (unaudited)

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (UNAUDITED)
     JUNE 30, 1996 AND 1995
________________________________________________________________________________

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

    For interim reporting, the Company's subsidiary, Home Innovations. Inc. ("HII") uses an estimated gross profit based on information provided by its accounting and financial systems. At year-end, inventories of the Company are stated at the lower of cost, determined using the first-in, first-out
    (FIFO) method, or market.

    The Company's business is seasonal in nature, with its highest sales levels historically occurring in the third and fourth fiscal quarters, which include the holiday selling season. Therefore, the results of operations for the interim periods are not necessarily indicative of the operating results of the full year.


2.  ORGANIZATION

    The accompanying interim consolidated financial statements as of June 30, 1996, include the accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. and Home Innovations, Inc. (purchased on July 13, 1995).


    All significant intercompany transactions and accounts have been eliminated.


3.  BALANCE SHEET COMPONENTS

    Inventories are summarized as follows (in $000's):



                              June 30, 1996     December 31, 1995
                              -------------     -----------------

Raw materials                   $21,076              $24,464
Work-in-process                   2,257                 973
Finished goods                   22,074               18,276
                                -------              -------
                                $45,407              $43,713
                                =======              =======


DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS (UNAUDITED)
    JUNE 30, 1996 AND 1995 (CONTINUED)

________________________________________________________________________________

     Property, plant and equipment is summarized as follows (in $000's):


                                   June 30, 1996        December 31, 1995
                                   -------------        -----------------

   Land                               $   863                $   863
   Buildings and improvements          15,491                 15,384
   Furniture and fixtures               4,747                  3,184
   Machinery and equipment             16,028                 14,101
                                      -------                -------
                                       37,129                 33,532

   Accumulated depreciation            (5,417)                (3,375)
                                      -------                -------
                                       31,712                 30,157
   Construction in progress                 -                    510
                                      -------                -------
                                      $31,712                $30,667
                                      =======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INTRODUCTION
        The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA and should be read in conjunction with the respective financial statements of DHA and the notes thereto included elsewhere in this Form 10-Q. The following table includes unaudited proforma financial information as if the July 1995 purchase of Home Innovations, Inc. ("HII") occurred as of January 1, 1995. Such adjustments to the proforma financial information consist principally of the following: net adjustments to cost of goods sold and SG&A expenses related to adjusting depreciation expense for the new basis of accounting resulting from the HII acquisition; increases in SG&A expenses to account for the amortization of goodwill and the identifiable intangible assets resulting from the HII acquisition; increases in SG&A expenses to account for compensation expense resulting from granting stock options at less than fair market value; net adjustments to interest expense resulting from issuance of 13% Senior Notes due 2002 and extinguishment of prior debt, amortization of debt issuance costs and accretion of discount on the Senior Notes.

        Management's discussion and analysis of the results of operations should be read using the proforma financial information presented below:




                                                ACTUAL          PROFORMA
                                                   Three Months Ended
                                                   ------------------
                                                June 30,        June 30,
                                                  1996            1995
                                                --------        --------

Sales                                           $44,495         $47,568
Cost of goods sold                               31,740          35,400
                                                -------         -------
   Gross profit                                  12,755          12,168
Selling, general and administrative
   expenses                                      11,919          13,919
                                                -------         -------

Income (loss) from operations                       836          (1,751)

Interest expense, net                            (4,917)         (4,594)

Gain on sale of equipment                             0             175

Loss before income taxes                        $(4,081)        $(6,170)
                                                =======         =======


                                                  ACTUAL     PROFORMA
                                                   Six  Months Ended
                                                   -----------------
                                                June 30,        June 30,
                                                  1996            1995
                                                --------        --------
Sales                                           $84,281         $100,280
Cost of goods sold                               60,542           72,931
                                                -------         --------
   Gross profit                                  23,739           27,349
Selling, general and administrative
   expenses                                      23,770           25,379
                                                -------         --------
Income (loss) from operations                       (31)           1,970

Interest expense, net                            (9,522)          (8,816)

Gain on sale of equipment                             0              175


Loss before income taxes                        $(9,553)        $ (6,671)
                                                =======         ========


IMPACT OF THE PURCHASE OF HOME INNOVATIONS, INC.


On July 13, 1995, DHA acquired HII, a leading manufacturer of niche oriented home accessories with the following product categories: bath furnishings, window and specialty products, bedding products and the Calvin Klein Home Collection, a new line of designer home products launched in September 1995 under the Calvin Klein trademark. The cash purchase price of HII was approximately $95.1 million, after a $6.7 million reduction to the purchase price, including acquisition related costs of approximately $1.8 million and the assumption of approximately $32.8 million in liabilities consisting of trade payables and accruals and $2.3 million of junior subordinated notes. The $6.7 million adjustment to the purchase price was determined as a result of the level of net assets acquired as of the closing date and certain indemnifications from the sellers. The $6.7 million was received from the sellers in December, 1995.


RESULTS OF OPERATIONS
As described above, the results of operations for the three months ended June 30, 1995 reflect proforma adjustments related to the merger agreement discussed above.

     Comparison of Results of Operations for the Three Months Ended June 30, 1996 (Actual) with the Proforma Results of Operations for the Three Months Ended June 30, 1995 (with proforma adjustments as discussed above).



NET SALES

Net sales for three months ended June 30, 1996 decreased by $3.1 million, or 6.5% from $47.6 million of proforma net sales for the three months ended June 30, 1995 to $44.5 million for the three months ended June 30, 1996. Weak consumer demand and conservative inventory management by retailers served by the Company continued to negatively impact the June 30, 1996 quarter. While the Company experienced some improvement in retail conditions compared to the fourth quarter of 1995 and the first quarter of 1996, sales declined for the 1996 quarter compared to the same period in 1995. Additionally, 1996 second quarter sales were negatively impacted by furniture cover sales. The Company is significantly reducing its commitment to the furniture cover business because of substantial return problems generally experienced by the industry. Sales of Calvin Klein Home products positively impacted the quarter-to-quarter comparison. Sales of Calvin Klein Home products commenced in the third quarter of 1995.


GROSS PROFIT

The gross profit margin increased from a proforma of 25.6% for the three months ended June 30, 1995 to 28.7% for the three months ended June 30 , 1996. The 1995 margin was negatively impacted by substantial write-downs of slow moving, close-out and obsolete inventory. Plant operating strategies were changed in 1996 to help reduce the Company's exposure to inventory writedowns, particularly in the cut-and-sew and print plants. The new operating strategy also contributed to higher efficiencies in those plants. Gains from the plant operations and inventory control were offset somewhat by a slight decline in giftware margins resulting from a change in product mix. As the Company continues to broaden its giftware product offerings to maximize its distribution strength, the margins realized on certain products sourced through outside manufacturers will continue to put some downward pressure on margins.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses decreased $2.0 million or 14.4% from a proforma of $13.9 million for the three months ended June 30, 1995 to $11.9 million for the three months ended June 30, 1996. As a percentage of sales, SG&A expenses decreased from a proforma of 29.3% for the three months ended June 30, 1995 to 26.8% for the same period of 1996. The 1995 amount was negatively impacted by significant charges recorded related to customer chargebacks and claims. Positively impacting the 1996 results were the ongoing cost and headcount reduction
programs resulting from the July 1995 merger. Duplicate functions are   being
eliminated and cost reductions achieved from consolidating certain functions and services. Management of the Company expects the cost reduction programs to continue to favorably impact the second half of 1996 compared to 1995 expense levels. Negatively impacting the amounts of SG&A expenses for 1995 and 1996 were the costs associated with Calvin Klein Home. Advertising and overhead expenses associated with Calvin Klein Home, as a percentage of sales, exceeded the level of the Company's mature businesses. This investment in the growth of the Calvin Klein Home Line is part of the Company's long-term plan and management of the Company expects that SG&A expenses as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months.


INTEREST EXPENSE, NET

Interest expense, net increased from a proforma of $4.6 million for the three months ended June 30, 1995 to $4.9 million for the three months ended June 30, 1996. This increase was principally due to increased borrowings under the Company's revolving line of credit during the second quarter of 1996.



RESULTS OF OPERATIONS

As described above, the results of operations for the six months ended June 30, 1995 reflect proforma adjustments related to the merger agreement discussed above.

     Comparison of Results of Operations for the Six Months Ended June 30, 1996 (Actual) with the Proforma Results of Operations for the Six Months
     Ended June 30, 1995 (with proforma adjustments as discussed above).

NET SALES

Net sales for six months ended June 30, 1996 decreased by $16.0 million, or 16.0% from $100.3 million of proforma net sales for the six months ended June 30, 1995 to $84.3 million for the six months ended June 30, 1996. A soft retail
climate continued to negatively impact sales.   While the most significant
decline was in furniture cover sales, all product lines and distribution channels served by the Company were impacted. A modest improvement in retail conditions was experienced by the Company in the second quarter ended June 30, 1996 compared to the fourth quarter of 1995 and the first quarter of 1996. However, the improvement did not completely offset the negative impact of the
weak retail environment on 1996 sales.   The decrease in furniture cover sales
was offset by sales of Calvin Klein Home products. Currently, management of the Company expects full year sales for 1996 to be below 1995 levels as a result of the difficult retail climate.


GROSS PROFIT

The gross profit margin increased from a proforma of 27.3% for the six months ended June 30, 1995 to 28.2% for the six months ended June 30 , 1996. The improvement in the 1996 period is attributable primarily to higher plant efficiencies and stronger controls over inventory. The 1995 proforma gross profit margin reflects the effect of substantial efficiency losses in the Company's cut-and- sew and print plants. Additionally, the Company recorded substantial inventory writedowns in the 1995 period. Gross margins for the six months ended June 30, 1996 were negatively impacted by some declines in the giftware trade margins. As the Company continues to broaden its giftware product offerings to maximize its distribution strength, the margins realized on certain products sourced through outside manufacturers will continue to put some downward pressure on margins.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses decreased $1.6 million or 6.3% from a proforma of $25.4 million for the six months ended June 30, 1995 to $23.8 million for the six months ended June 30, 1996. As a percentage of sales, SG&A expenses increased to 28.2% for the six months ended June 30, 1996 from a proforma of 25.3% for the same period of 1995. The increase in SG&A expenses, as a percentage of sales, resulted from the fixed nature of many of the Company's SG&A costs, particularly salaries and benefits and the reduced sales for six months ending June 30, 1996. From an absolute dollar standpoint, the 1995 results were negatively impacted by uncollectible accounts charges resulting from customer chargebacks and claims. Additionally, substantial expenditures related to the September, 1995 launch of the Calvin Klein Home Line negatively impacted SG&A expenses for the first half of 1995. The negative impact on SG&A expenses continued, to a lesser extent, as advertising and overhead expenses related to the new Calvin Klein Home Line continued in 1996. As a percentage of sales, the SG&A expenses associated with the Calvin Klein Home Line exceeded those of the Company's mature businesses. This investment in the growth of the Calvin Klein Home is part of the Company's long-term plan and management of the Company expects that SG&A expense as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months. Favorably impacting the 1996 results was the on-going cost and headcount reduction programs resulting from the July, 1995 acquisition of Home Innovations. Integration of certain overhead functions as well as the elimination of duplicative headcount began to positively impact the Company's result for the second quarter of 1996. Management of the Company expects that SG&A expenses will continue to be favorably impacted from these programs for the balance of 1996.



INTEREST EXPENSE, NET


Interest expense, net increased from a proforma of $8.8 million for the three months ended June 30, 1995 to $9.6 million for the three months ended June 30, 1996. This increase was principally due to increased borrowings under the Company's revolving line of credit during the first six months of 1996.


INCOME TAXES


The Company has recognized an income tax benefit arising from the year-to-date loss. The Company has not provided a valuation allowance on the related deferred tax asset. Management of the Company currently believes that the deferred tax asset reported in the June 30, 1996 Balance Sheet will be fully realized in the foreseeable future.


SEASONALITY

The Company's business is seasonal in nature with its highest sales levels historically occurring during the third and fourth fiscal quarters, which includes the holiday selling season.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity for operations and expansion have historically been funds generated internally and borrowings under the Company's $50.0 million revolving credit facility. Available borrowings under the credit facility are based on specified levels of underlying collateral. As of June 30, 1996, the Company had approximately $10.9 million available under the revolving credit facility described above (net of $18.7 million of outstanding borrowings and $2.6 million in outstanding letters of credit). The Company intends to utilize borrowings under the revolving credit facility to meet seasonal fluctuations in the Company's working capital requirements, typically peaking in early October, and to fund the anticipated build up of inventory relating to the continuing rollout of the Calvin Klein Home line of products. Management believes the Calvin Klein Home line of products have increased the Company's working capital needs in 1996 by approximately $8 to $12 million from 1995 levels. Management believes that the working capital requirements related to Calvin Klein in 1996 peaked in April 1996. Management believes that the Company's cash flow from operations and borrowing under the revolving credit facility will be sufficient to fund the Calvin Klein Home requirements. The obligations under the revolving credit facility are secured by a first lien on the inventory and receivables of The Rug Barn, Inc. and Home Innovations, Inc. and its subsidiaries. The revolving credit facility contains certain financial and other covenants with which the Company must comply, including, but not limited to a requirement to maintain certain financial ratios and limitations on the ability of Rug Barn and Home Innovations to incur additional indebtedness and pay dividends. The Company was in compliance with the loan covenants, as amended, at June 30, 1996.

Cash flows used in operating activities were approximately $8.1 million for the six months ended June 30, 1996. In addition to the Company's net loss, cash used for the six month period ended June 30, 1996 was driven by an additional investment of $1.7 million in inventory as well as reductions in trade payables and accruals totaling $4.2 million. Additionally, other current assets increased by approximately $2.0 million primarily as a result of prepaid catalog costs associated with new product roll-outs. The incremental inventory investment related almost entirely to the new Calvin Klein Home Line. Excluding investment made in Calvin Klein inventory, the Company's inventory investment decreased by approximately $6 million or 14%, from December 31, 1995 amounts. The Company's cash from operations for the six months ended June 30, 1996 was positively impacted by a $2.4 million reduction in receivables resulting from increased emphasis on collections.


Capital expenditures for the six month period ended June 30, 1996 approximated $1.9 million. The Company currently has no material commitments for capital expenditures.

Borrowings under the Company's line of credit increased by approximately
$13.7 million during the six months ended June 30, 1996. Additionally, the Company paid dividends totaling $1.75 million on its redeemable preferred stock in January, 1996. During the balance of 1996, the Company expects that dividends will be paid in kind rather than in cash.

Management expects that the Company's cash flow from operations and borrowings under the revolving credit facility, as required, will be adequate to finance anticipated operation needs, planned capital expenditures and to meet its debt service obligations in 1996.


INFLATION
Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six months ended June 30, 1996 and 1995. The Company has been historically able to mitigate the impact of the increases in the spot market prices of cotton through fixed price purchase contracts.


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


                                        Decorative Home Accents, Inc.
                                      ---------------------------------
                                                (Registrant)

Date:  August 12, 1996



                                      ---------------------------------
                                        Jay N. Baker*
                                        Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

4.6 Form of Fourth Amendment to the Amended and Restated Credit Agreement, dated as of July 13, 1995, by among LaSalle National Bank, as co-agent and lender, General Electric Capital Corporation, as co- agent and lender, the Rug Barn, Inc., Home Innovations, Inc., Home Curtain Corp., Calvin Klein Home, Inc., Draymore Mfg. Corp. and R.A. Briggs and Company, as amended by the First Amendment, dated as of November 17, 1995, by the Second Amendment, dated as of December 31, 1995 and by the Third Amendment dated as of March 31, 1996 .

27                      Financial data schedule