Form 10-Q
period 1996-09-30
DECORATIVE HOME ACCENTS INC
filed 1996-11-14
CIK 1000453

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:   September 30, 1996

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission File Number:  33-96794
                                                --------

                         DECORATIVE HOME ACCENTS, INC.
             (Exact name of registrant as specified in its charter)


                         Delaware                                           57-0998387
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification Number)



             Industrial Park Drive, Abbeville, South Carolina 29620
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (864) 446-2123


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                    Yes [X]       No [ ]

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                    Yes [X]       No [ ]

     As of November 8, 1996, there were 1,074,838 shares outstanding of the Registrant's Class A Common Stock ($0.01 par value), 1,756,126 shares outstanding of the Registrant's Class B Non-Voting Common Stock ($0.01 par value), 386,040 shares outstanding of the Registrant's Class C Common Stock ($0.01 par value), 808,333 shares outstanding of the Registrant's Class D Common Stock ($0.01 par value), 125,000 shares outstanding of the Registrant's Class F Common Stock and 55,836 outstanding shares of the Registrant's 14% Cumulative Redeemable Preferred Stock ($0.01 par value).

                         DECORATIVE HOME ACCENTS, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                        Page
                                                                                         No.
                                                                                         ---
PART IFINANCIAL INFORMATION
 Item 1.           Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of September 30, 1996 and
                           December 31, 1995                                               3

                   Condensed Consolidated Statements of Operations for the three
                           months ended September 30, 1996 and 1995                        4

                   Condensed Consolidated Statements of Operations for the nine
                           months ended September 30, 1996 and 1995                        5

                   Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                           for the nine months ended September 30, 1996                    6

                   Condensed Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 1996 and 1995                               7

                   Notes to Condensed Consolidated Financial Statements                    8

 Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                      10

PART II            OTHER INFORMATION

                   Signature Page                                                         16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         DECORATIVE HOME ACCENTS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------



                                                                       September 30,    December 31,
                                                                           1996           1995(1)
                                                                    ---------------   ---------------
ASSETS
  CURRENT ASSETS:
  Cash and cash equivalents                                          $      1,338    $       169
  Investment securities                                                     1,000          1,000
  Accounts receivable - net of allowance for doubtful accounts of
     $2,143 at September 30, 1996 and $2,506 at December 31, 1995          40,747         28,982
  Income taxes receivable                                                     456          2,714
  Inventories                                                              45,148         43,713
  Deferred income taxes                                                     3,015          4,282
  Other current assets                                                      3,427            598
                                                                     -----------     -----------
     Total current assets                                                  95,131         81,458

PROPERTY, PLANT AND EQUIPMENT, NET                                         31,671         30,667
OTHER ASSETS                                                                8,270          8,790
INTANGIBLE ASSETS, NET                                                     92,821         94,938
                                                                     ------------     ----------
    TOTAL ASSETS                                                     $    227,893    $   215,853
                                                                     ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable                                                         15,489         14,452
  Accrued liabilities                                                       6,490          9,775
  Accrued interest                                                          4,120          7,583
                                                                     ------------     ----------
    Total current liabilities                                              26,099         31,810


LONG-TERM DEBT                                                            162,734        131,452
 DEFERRED INCOME TAXES                                                        263          3,348
 REDEEMABLE PREFERRED STOCK                                                47,269         41,059
 REDEEMABLE COMMON STOCK                                                    2,234          1,639
 STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock                                                                9              9
    Additional paid-in capital                                              9,301         16,107
    Reduction of certain equity interest to predecessor basis              (6,209)        (6,209)
    Accurated deficit                                                     (13,807)        (3,362)
                                                                     ------------    -----------
Total stockholders' equity (deficiency)                                   (10,706)         6,545
                                                                     ------------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)               $   227,893     $  215,853
                                                                     ============     ==========

(1) Derived from December 31, 1995, audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1996              1995
                                                -------------     -------------
SALES                                           $      48,835     $      54,757

COST OF GOODS SOLD                                     34,496            38,036
                                                -------------     -------------

GROSS PROFIT                                           14,339            16,721

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           11,656            12,937
                                                -------------     -------------

INCOME FROM OPERATIONS                                  2,683             3,784

INTEREST EXPENSE, NET                                  (4,962)           (4,373)
                                                -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (2,279)             (589)

PROVISION FOR INCOME TAXES                             (1,762)              (97)
                                                -------------     -------------

NET LOSS BEFORE EXTRAORDINARY LOSS                     (4,041)             (686)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
    DEBT, NET OF TAXES OF $469                             --              (763)
                                                -------------     -------------

NET LOSS                                        $      (4,041)    $      (1,449)
                                                =============     =============


See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1996              1995
                                                -------------     -------------
SALES                                           $     133,116     $      76,882

COST OF GOODS SOLD                                     95,038            49,261
                                                -------------     -------------

GROSS PROFIT                                           38,078            27,621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           35,426            21,325
                                                -------------     -------------
INCOME FROM OPERATIONS                                  2,652             6,296

INTEREST EXPENSE, NET                                 (14,484)           (7,766)
                                                -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (11,832)           (1,470)

INCOME TAX BENEFIT                                      1,387               238
                                                -------------     -------------

NET LOSS BEFORE EXTRAORDINARY LOSS                    (10,445)           (1,232)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
  DEBT, NET OF TAXES OF $469                               --              (763)
                                                -------------     -------------

NET LOSS                                        $     (10,445)    $      (1,995)
                                                =============     =============

See notes to condensed consolidated financial statement (unaudited).

                        DECORATIVE HOME ACCENTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In Thousands)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Reduction of
                                                                                      Certain Equity
                                                                                       Interest to                   Total
                                                           Common     Additional      Predecessor    Accumulated    Stockholder's
                                                            Stocks   Paid-in Capital    Basis        Deficiency  Equity (Deficiency)
                                                           --------  --------------- --------------  ----------- ------------------
Balances at December 31, 1995                              $    9    $  16,107         $  (6,209)    $  (3,362)   $   6,545

Accretion of redeemable common stock for the
nine months ended September 30, 1996                                      (595)                                        (595)

Accretion of redeemable preferred stock for the
nine months ended September 30, 1996                                      (586)                                        (586)

Preferred stock dividends paid in-kind for the
nine months ended September 30, 1996                                    (5,625)                                      (5,625)

Net loss for the nine months ended
September 30, 1996                                                                                     (10,445)     (1O,445)
                                                           ------    ---------         ----------    ---------    ---------

Balances at September 30, 1996                             $    9    $   9,301         $  (6,209)    $ (13,807)   $ (10,706)
                                                           ======    =========         ==========    =========    =========



See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                 (UNAUDITED)
--------------------------------------------------------------------------------

                                                  Nine Months Ended September 30,
                                                        1996          1995
                                                   ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (10,445)      $   (1,955)
Adjustment to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                         7,364            4,178
  Deferred tax (benefit) provision                     (1,818)            (986)
  Changes in operating assets and liabilities:
    Accounts receivable                               (11,765)         (21,061)
    Inventories                                        (1,435)          (1,830)
    Income tax receivable                               2,258               --
    Other current assets                               (2,829)             254
    Accounts payable                                    1,037           (2,321)
    Accrued liabilities                                (3,713)             511
    Accrued interest                                   (3,464)           2,958)
    Income taxes payable                                   --             (304)
                                                   ----------      -----------
      Net cash used in operating activities           (24,810)         (20,556)
                                                   ----------      -----------
CASH FLOWS FROM DIVESTING ACTIVITIES:
    Net cash used to acquire HII                           --          (94,578)
    Purchase of property and equipment                 (4,073)          (1,733)
    Other long-term assets                                520           (4,250)
                                                   ----------      -----------
      Net cash used in investing activities            (3,553)        (100,561)
                                                   ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving line of credit      31,282           15,361
    Redeemable preferred stock dividends paid          (1,750)              --
    Issuance of 13% Senior Notes due 2002 and
      Class F common stock                                 --          125,000
    Issuance of $50 million redeemable preferred
      stock and class D common stock                       --           50,000
    Early extinguishment of debt                           --          (66,900)
    Deferred financing costs                               --          (10,699)
                                                   ----------      -----------
      Net cash provided by financing activities        29,532          112,762
                                                   ----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,169           (8,355)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          169            8,355
                                                   ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              1,338                0
                                                   ==========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid
    Income taxes paid                               $  14,005       $    3,790
                                                    $      --       $    1,309

See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996 AND 1995
________________________________________________________________________________

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


2.   ORGANIZATION

     The accompanying interim consolidated financial statements as of September 30, 1996, include the accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. and Home Innovations, Inc. (purchased on July 13, 1995).

     All significant intercompany transactions and accounts have been eliminated.


3.   BALANCE SHEET COMPONENTS

     Inventories are summarized as follows (in $000's):



                                    September 30, 1996               December 31, 1995
                                    ------------------               -----------------
Raw materials                       $      13,435                    $         24,464
Work-in-process                             3,341                                 973
Finished goods                             28,372                              18,276
                                    -------------                    ----------------
                                    $      45,148                    $         43,713
                                    =============                    ================

Property, plant and equipment is summarized as follows (in $000's):

                                    September 30, 1996               December 31, 1995
                                    ------------------               -----------------

Land                                $         863                    $            863
Buildings and improvements                 15,617                              15,384
Furniture and fixtures                      5,059                               3,184
Machinery and equipment                    16,656                              14,101
                                    -------------                    ----------------
                                           38,195                              33,532

Accumulated depreciation                   (6,524)                             (3,375)
                                    -------------                    ----------------
                                           31,671                              30,157
Construction in progress                        -                                 510
                                    --------------                   ----------------
                                    $      31,671                    $         30,667
                                    ==============                   ================

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996 AND 1995 (CONTINUED)
________________________________________________________________________________

4.   INCOME TAXES

     The Company's income tax benefit for the nine months ended September 30, 1996 was calculated at an effective rate of 32% before being offset by an increase in the tax valuation allowance of $2.4 million. Management of the Company currently believes that the deferred tax asset reported in the September 30, 1996 balance sheet will be fully realized.

5.   REVOLVING CREDIT FACILITY

     On November 12, 1996, the Company and certain subsidiaries entered into a new Loan and Security Agreement (the "Agreement") with a new revolving credit facility to provide for revolving loans and letters or credit in an aggregate principal amount of up to $50 million for a three year period. The Agreement may be renewed from year to year thereafter at the mutual agreement of the parties. The initial borrowing of $xx.x million on November 12, 1996 was utilized to repay amounts owed the prior lender under the Company's former Revolving Credit Facility. Borrowings under the new $50 million Revolving Credit Facility bear interest, at the Company's discretion, at a rate of 5/8% percent per annum in excess of the Prime Rate or 3-1/4% percent per annum in excess of the Eurodollar Rate. The borrowings are secured by a first priority lien on the accounts receivable and inventories of the Company's subsidiaries. The Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is limited in accordance with the Agreement. Further, there are limitations on the ability of the Company to incur additional indebtedness and make loans, advances and investments. Under the Company's borrowing formula, which is based on underlying collateral as described above, approximately $7.3 million (net of $35.4 million of outstanding borrowings) was available for borrowings by the Company under the new Revolving Credit Facility at November 12, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION
         The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA and should be read in conjunction with the respective unaudited financial statements of DHA and the notes thereto included elsewhere in this Form 10-Q. The following table includes unaudited proforma financial information for the nine months ended September 30, 1995, as if the July 1995 purchase of Home Innovations, Inc. ("HII") occurred as of January 1, 1995. Such adjustments to the proforma financial information consist principally of the following: net adjustments to cost of goods sold and SG&A expenses related to adjusting depreciation expense for the new basis of accounting resulting from the HII acquisition; increases in SG&A expenses to account for the amortization of goodwill and the identifiable intangible assets resulting from the HII acquisition; increases in SG&A expenses to account for compensation expense resulting from granting stock options at less than fair market value; net adjustments to interest expense resulting from issuance of 13% Senior Notes due 2002 and extinguishment of prior debt, amortization of debt issuance costs and accretion of discount on the Senior Notes.

         Management's discussion and analysis of the results of operations for the nine months ended September 30, 1996, should be read using the proforma financial information presented below:



                                                     ACTUAL                  PRO FORMA
                                                            Nine Months Ended
                                                 --------------------------------------
                                                 September 30,            September 30,
                                                     1996                     1995
                                                 -------------            -------------
             Sales                               $     133,116            $     155,038
             Cost of goods sold                         95,038                  109,977
                                                 -------------            -------------
               Gross profit                             38,078                   45,061

             Selling, general and
             administrative expenses                    35,426                   38,092
                                                 -------------            -------------
             Income                                      2,652                    6,969

             Interest expensse, net                    (14,484)                 (13,065)
                                                 -------------            -------------
             Loss before income taxes            $     (11,832)           $      (6,096)
                                                 =============            =============



         IMPACT OF THE PURCHASE OF HOME INNOVATIONS, INC.
         On July 13, 1995, DHA acquired HII, a manufacturer of niche oriented home accessories with the following product categories: bath furnishings, window and specialty products, bedding products and the Calvin Klein Home Collection, a line of designer home products launched in September 1995 under the Calvin Klein trademark. The cash purchase price of HII was approximately $95.1 million, after a $6.7 million reduction to the purchase price, including acquisition related costs of approximately $1.8 million and the assumption of approximately $34.7 million in liabilities consisting of trade payables and accruals and $2.3 million of junior subordinated notes. The $6.7 million adjustment to the purchase price was determined as a result of the level of net assets acquired as of the closing date and certain indemnifications from the sellers. The $6.7 million was received from the sellers in December, 1995.

     RESULTS OF OPERATIONS

     Comparison of Three Months Ended September 30, 1996 with Three Months Ended September 30, 1995

     NET SALES

     Net sales decreased by $5.9 million, or 10.8% to $48.8 million for the three months ended September 30, 1996 from $54.8 million for the three months ended September 30, 1995. During the latter part of the third quarter of 1996, sales were negatively impacted by delays in deliveries of towel blanks used in the Company's bath business as a result of industry capacity shortages. Deliveries are expected to improve during the fourth quarter. The continued phase out of the furniture cover business also negatively impacted the quarter-to-quarter comparison by over $2 million. Down-sizing of the Company's printing operation in early 1996 further contributed to the 1996 sales decline. Historically, the Company had performed contract printing services at relatively low margins to supplement internal capacity demands of the printing operation. These sale declines were partially offset by a $1.4 million increase in sales of Calvin Klein Home products.

     GROSS PROFIT

     Gross profit margin decreased slightly to 29.4% for the three months ended September 30, 1996, compared to 30.5% in 1995. Negatively impacting the 1996 period was the continued expansion of new product lines in the Company's giftware business. This strategy is intended to help maximize the Company's distribution strength. Products sourced through outside manufacturers resulted in margins below those historically achieved on cotton throws. The quarter-to-quarter comparison was favorably impacted by improved operating efficiencies in the Company's cut-and-sew plants.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses decreased $1.3 million, or 9.9% to $11.7 million for the three months ended September 30, 1996 from $12.9 for the same period in 1995. Positively impacting the 1996 results were ongoing cost and headcount reduction programs resulting from the DHA's acquisition of HII. Duplicate functions are being eliminated and cost reductions achieved from consolidating certain functions and services. Management expects the cost reduction programs to continue to favorably impact the remainder of 1996 compared to 1995 expense levels. Negatively impacting the amounts of SG&A expenses for 1996 and 1995 were the costs associated with Calvin Klein Home. Advertising and overhead expenses associated with Calvin Klein Home, as a percentage of sales, exceeded the level of such costs for the Company's more mature business. This investment in the growth of the Calvin Klein Home line is part of the Company's long-term plan and management of the Company expects that the SG&A expenses as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months.

     INTEREST EXPENSE, NET

     Interest expense, net, increased 13.5% to $5.0 million for the three months ended September 30, 1996, from $4.4 million for the three months ended September 30, 1995. The increase resulted from higher average borrowings under the Company's revolving credit facility.


     RESULTS OF OPERATIONS

     Comparison of Nine Months Ended September 30, 1996 (Actual) with Proforma Nine Months Ended September 30, 1995

     As described above, the results of operations for the nine months ended September 30, 1995 reflect proforma adjustments related to the purchase of HII discussed above.

     NET SALES

     Net sales for the nine months ended September 30, 1996, decreased $21.9 million, or 14.1% compared to the proforma net sales for the nine months ended September 30, 1995. Sales for the nine months ended September 30, 1996 were negatively impacted by weak consumer demand and conservative inventory management by retailers serviced by the Company in the first six months of 1996. Delivery shortages for towel blanks used in the Company's bath business, as well as reduced capacity in the Company's contract printing business also negatively impacted the year-to-year comparison. The decline in furniture cover sales for 1996, resulting from the Company's decision to exit this business, was partially offset by growth in Calvin Klein Home sales.

     GROSS PROFIT

     Gross margin decreased to 28.6% of net sales for the nine months ended September 30, 1996, from a proforma of 29.1% for the nine months ended September 30, 1995. The slight decline in the 1996 results is attributable to the Company's strategy to broaden its giftware product offerings in order to maximize its distribution strength. The margins realized on certain products sourced through outside manufacturers are below those on items manufactured by the Company. Offsetting this decline were improvements in the 1996 plant efficiencies and reduced writedowns of slow moving and obsolete inventory.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     SG&A expenses decreased $2.7 million, or 7% to $35.4 million for the nine months ended September 30, 1996 from $38.1 million for the proforma nine months ended September 30, 1995. As a percentage of sales, SG&A expenses increased to 27% for the nine months ended September 30, 1996 from 25% for the 1995 period. The year-to-year decline in sales volume resulted in higher relative SG&A costs primarily as a result of the fixed salary structure of the Company's sales and marketing functions. Positively impacting the 1996 results were ongoing cost and headcount reduction programs resulting from DHA's acquisition of HII. Duplicate functions are being eliminated and cost reductions achieved from consolidating certain functions and services. Management expects the cost reduction programs to continue to favorably impact the remainder of 1996 compared to proforma 1995 expense levels. Negatively impacting the amounts of SG&A expenses for 1996 and 1995 were the costs associated with Calvin Klein Home. Advertising and overhead expense associated with Calvin Klein Home, as a percentage of sales, exceeded the level of such costs for the Company's more mature business. This investment in the growth of the Calvin Klein Home line is part of the Company's long-term plan and management of the Company expects that the SG&A expenses as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months.

     INTEREST EXPENSE, NET

     Interest expense, net, increased 10.9%, or $1.4 million to $14.5 million for the nine months ended September 30, 1996, from $13.1 million for the proforma nine months ended September 30, 1995. The increase resulted from higher average borrowings under the Company's revolving credit facility.

     INCOME TAXES

     The Company has recognized an income tax benefit arising from the year-to-date loss. The Company has provided a valuation allowance of $2.4 million on the related deferred tax asset. Management of the Company currently believes that the deferred tax asset reported in the September 30, 1996 balance sheet will be fully realized.

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

     In November of 1996, the Company entered into a new Loan and Security Agreement (the "Agreement") with a new revolving credit facility. The Company terminated its relationship with its previous revolving credit facility lenders. The Agreement will provide the Company with a $50 million revolving line of credit. The initial term of the Agreement is for three years and can be renewed from year-to-year thereafter. The Agreement contains certain financial and other covenants with which the Company must comply, including a covenant requiring the Company to maintain a minimum adjusted tangible net worth, as defined, and covenant restricting the payment of cash dividends on the Company's common stock. The obligations under the revolving credit facility are secured by a first lien on the inventory and receivables of The Rug Barn, Inc. and Home Innovations, Inc. and its subsidiaries. The Company intends to utilize borrowings under the revolving credit facility to meet seasonal fluctuations in the Company's working capital requirements, typically peaking in early October, and to fund the anticipated build up of inventory relating to the continuing rollout of the Calvin Klein Home line of products. Under the Company's borrowing formula, which is based on underlying collateral as described above, approximately $7.3 million (net of $35.4 million of outstanding borrowings) was available for borrowings by the Company under the new Revolving Credit Facility at November 12, 1996.

     Management believes the Calvin Klein Home line of products have increased the Company's working capital needs in 1996 by approximately $8 to $12 million from 1995 levels. Management believes that the working capital requirements related to Calvin Klein in 1996 peaked in April 1996. Management expects that the working capital requirements for supporting the Calvin Klein Home lines should be approximately $7 to $9 million for the next 12 to 15 months. Management believes that the Company's cash flow from operations and borrowing under the new revolving credit facility will be sufficient to fund the Calvin Klein Home requirements.

     Cash flows used in operating activities were approximately $24.8 million for the nine months ended September 30, 1996. In addition to the Company's net loss, cash requirements for the nine month period ended September 30, 1996 were driven by an increase in accounts receivable of $11.8 million. This increase in accounts receivable is primarily due to the seasonality of the business accompanied with a sales program extending the payment terms of sales made earlier in the year in an effort to accelerate the timing of customer purchases for the holiday season. Also, this increase in cash used for operating activities was due to an additional investment of $1.4 million in inventory. The incremental inventory investment related almost entirely to the new Calvin Klein Home Line. Excluding investment made in Calvin Klein inventory, the Company's inventory investment decreased by approximately $3 million from December 31, 1995 amounts.

     Capital expenditures for the nine month period ended September 30, 1996 approximated $4.1 million. The Company currently has no material commitments for capital expenditures.

     Borrowings under the Company's line of credit increased by approximately $31.3 million during the nine months ended September 30, 1996. Additionally, the Company paid dividends totaling $1.75 million on its redeemable preferred stock in January, 1996. During the balance of 1996, dividends will be paid in-kind rather than in cash.

     Management expects that the Company's cash flow from operations and borrowings under the new revolving credit facility, as required, will be adequate to finance anticipated operation needs, planned capital expenditures and to meet its debt service obligations in 1996.

     INFLATION
     Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the nine months ended
     September 30, 1996 and 1995.   The Company has been historically able to
     mitigate the impact of the increases in the spot market prices of cotton through fixed price purchase contracts.

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

PART II - OTHER INFORMATION


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None

ITEM 5.  OTHER INFORMATION                                                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)  EXHIBITS
                 SEE EXHIBIT INDEX.

        (b)  REPORTS ON FORM 8-K
                Form 8-K filed on November 6, 1996, regarding the resignation of Henry E. Scharling, II and Barbara Scharling reported under
                Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Decorative Home Accents, Inc.
                                ----------------------------------------
                                                (Registrant)

Date:  November 14, 1996

                                         /s/ JAY N. BAKER
                                -----------------------------------------
                                             Jay N. Baker*
                                       Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------



10.1 Loan and Security Agreement between Decorative Home Accents, Inc. and subsidiaries and Congress
                Financial Corporation dated November 12, 1996.


27              Financial data schedule