Form 10-Q/A
period 1996-03-31
DECORATIVE HOME ACCENTS INC
filed 1997-08-11
CIK 1000453

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number: 33-96794
                                               ----------

                          DECORATIVE HOME ACCENTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     57-0998387
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

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

                                 Yes [ ]                 No  [X]

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

                          DECORATIVE HOME ACCENTS, INC.

                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                                              Page
                                                                                               No.
                                                                                               ---

PART I  FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 1996 (As Restated)
                      and December 31, 1995 .................................................  4

               Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 (As Restated) and 1995.....................  5

               Condensed Consolidated Statement of Stockholders' Equity for the
                      three months ended March 31, 1996 (As Restated)........................  6

               Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 (As Restated) and 1995 ....................  7

               Notes to Condensed Consolidated Financial Statements (Unaudited)..............  8

   Item 2.     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ............................................. 10

PART II        OTHER INFORMATION


               Signature Page ............................................................... 15


                                 AMENDMENT NO. 1

        THIS AMENDMENT NO. 1 MODIFIES THE QUARTERLY REPORT FILED ON FORM 10-Q BY THE REGISTRANT FOR THE PERIOD ENDED MARCH 31, 1996 AS FOLLOWS: PART I, ITEM 1, FINANCIAL STATEMENTS (UNAUDITED), AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAVE BEEN REPLACED IN THEIR ENTIRETY.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          DECORATIVE HOME ACCENTS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          March 31,
                                                                             1996       December 31,
                                                                       (Unaudited)       1995 (1)
                                                                       -----------       --------
                                                                    (Restated - Note 4)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                         $       -    $     169
        Investment securities                                                 1,000        1,000
        Accounts receivable - net of allowance for doubtful accounts of
          $2,661 at March 31, 1996 and $2,506 at December 31, 1995           31,255       28,982
        Income taxes receivable                                               3,488        2,714
        Inventories                                                          47,705       43,713
        Deferred income taxes                                                 4,231        4,282
        Other current assets                                                  1,077          598
                                                                          ---------    ---------
            Total current assets                                             88,756       81,458

PROPERTY, PLANT AND EQUIPMENT, NET                                           30,626       30,667
OTHER ASSETS                                                                  9,314        8,790
INTANGIBLE ASSETS, NET                                                       93,508       94,938
                                                                          ---------    ---------

TOTAL ASSETS                                                              $ 222,204    $ 215,853
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                     13,686       14,452
        Accrued liabilities                                                   7,017        9,775
        Accrued interest                                                      4,067        7,583
                                                                          ---------    ---------
            Total current liabilities                                        24,770       31,810
                                                                          ---------    ---------

LONG-TERM DEBT                                                              151,326      131,452
DEFERRED INCOME TAXES                                                         1,154        3,348
REDEEMABLE PREFERRED STOCK                                                   43,123       41,059
REDEEMABLE COMMON STOCK                                                       1,817        1,639
STOCKHOLDERS' EQUITY:
        Common stocks                                                             9            9
        Additional paid-in capital                                           13,864       16,107
        Reduction of certain equity interest to predecessor basis            (6,209)      (6,209)
        Accumulated deficit                                                  (7,650)      (3,362)
                                                                          ---------    ---------
            Total stockholders' equity                                           14        6,545
                                                                          ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 222,204    $ 215,853
                                                                          =========    =========


(1) Derived from December 31, 1995 audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

                          DECORATIVE HOME ACCENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                   (UNAUDITED)
-------------------------------------------------------------------------------


                                               Three Months Ended
                                           March 31, 1996   March 31, 1995
                                           --------------   --------------
                                       (Restated - Note 4)

SALES                                          $ 38,783    $ 11,276

COST OF GOODS SOLD                               28,836       5,819
                                               --------    --------

GROSS PROFIT                                      9,947       5,457

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     11,736       4,261
                                               --------    --------

INCOME (LOSS) FROM OPERATIONS                    (1,789)      1,196
                                               --------    --------

INTEREST INCOME (EXPENSE)
        Interest expense                         (4,614)     (1,812)
        Interest income                               9         131
                                               --------    --------
            Interest income (expense), net       (4,605)     (1,681)
                                               --------    --------

LOSS BEFORE PROVISION FOR INCOME TAXES           (6,394)       (485)

INCOME TAX BENEFIT                                2,106         184
                                               --------    --------

NET LOSS                                       $ (4,288)   $   (301)
                                               ========    ========



See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               Reduction of
                                                                              Certain Equity
                                                                                Interest to                  Total
                                                    Common    Additional       Predecessor     Retained   Stockholders'
                                                    Stocks  Paid-in Capital        Basis       Earnings      Equity
                                                    ------  ---------------   --------------   --------   -------------
Balances at December 31, 1995                     $      9    $ 16,107          $ (6,209)      $ (3,362)   $  6,545

Accretion of redeemable common stock for the
     three months ended March 31, 1996                            (179)                                        (179)

Accretion of redeemable preferred stock for the
     three months ended March 31, 1996                            (189)                                        (189)

Preferred stock dividend paid-in-kind                           (1,875)                                      (1,875)

Net loss (Restated - Note 4)                                                                     (4,288)     (4,288)
                                                  --------    --------          --------       --------    --------

Balances at March 31, 1996 (Restated - Note 4)    $      9    $ 13,864          $ (6,209)      $ (7,650)   $     14
                                                  ========    ========          ========       ========    ========




      See notes to condensed consolidated financial statements (unaudited).

                          DECORATIVE HOME ACCENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three months ended
                                                                March 31
                                                           1996           1995
                                                       -------------------------
                                                   (Restated - Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (4,288)   $   (301)
Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                2,328       1,027
Deferred tax (benefit) provision                            (2,143)        131
  Changes in operating assets and liabilities:
        Accounts receivable                                 (2,273)      1,548
        Inventories                                         (3,992)       (639)
        Income tax receivable                                 (774)          -
        Other current assets                                  (479)     (1,158)
        Accounts payable                                      (766)      1,286
        Accrued liabilities                                 (1,009)     (1,419)
        Accrued interest                                    (3,516)      1,757
        Income taxes payable                                     -        (567)
                                                          --------    --------
            Net cash provided by (used in) operating
                     activities                            (16,912)      1,665
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                    (857)       (440)
        Other long term assets                                (524)          -
                                                          --------    --------
            Net cash used in investing activities           (1,381)       (440)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under revolving line of credit       19,874           -
        Redeemable preferred stock dividends paid           (1,750)          -
                                                          --------    --------
             Net cash provided by  financing activities     18,124           -
                                                          --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (169)      1,225

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                169       8,355
                                                          --------    --------

CASH AND CASH EQUIVALENTS AT  END OF
      PERIOD                                              $      -    $  9,580
                                                          ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                     $  9,875    $      -
                                                          ========    ========



See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 (AS RESTATED) AND 1995


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

        For interim reporting, the Company's subsidiary, Home innovations. Inc. ("HII") records an estimated gross profit based on information provided by its accounting and financial systems. At year-end, inventories of the Company are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

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


3.      BALANCE SHEET COMPONENTS

        Inventories are summarized as follows (in $000's):


                            March 31, 1996  December 31, 1995
                            --------------  -----------------
         Raw materials             $23,552             $24,464
         Work-in-process             2,130                 973
         Finished goods             22,023              18,276
                                   -------             -------
                                   $47,705             $43,713
                                   =======             =======


        Property, plant and equipment is summarized as follows (in $000's):

                               MARCH 31, 1996   DECEMBER 31, 1995
                               --------------   -----------------
        Land                         $    863           $    863
        Buildings and improvements     15,398             15,384
        Furniture and fixtures          3,193              3,184
        Machinery and equipment        14,171             14,101
                                     --------           --------
                                       33,625             33,532

        Accumulated depreciation       (3,895)            (3,375)
                                     --------           --------
                                       29,730             30,157
        Construction in progress          896                510
                                     --------           --------
                                     $ 30,626           $ 30,667
                                     ========           ========

4.       RESTATEMENT

        Subsequent to the original issuance of the Company's financial statements for the three months ended March 1996, the six months ended June 30, 1996 and the nine months ended September 30, 1996, management determined that certain customer chargebacks and credits had either not been properly recorded in the financial statements or had been recorded in improper accounting periods. As a result, the accompanying financial statements have been restated. The following is a summary of the effects of the restatements:

                                          THREE MONTHS ENDED MARCH 31, 1996
                                          ---------------------------------
                                              AS                AS ORIGINALLY
                                           RESTATED                RECORDED
                                           --------                --------
Net sales                                  $38,783                $39,786
Loss from operations                       $(1,789)               $  (867)
Net loss                                   $(4,288)               $(3,670)


                                               AS OF MARCH 31, 1996
                                          ---------------------------------
                                              AS               AS ORIGINALLY
                                           RESTATED               RECORDED
                                           --------               --------
Current assets                            $ 88,756               $ 89,455
Total assets                              $222,204               $222,935
Current liabilities                       $ 24,770               $ 24,910
Total liabilities                         $177,250               $177,363
Total shareholders' equity                $     14               $    632


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Subsequent to the original issuance of the Company's financial statements for the three months ended March 1996, the six months ended June 30, 1996 and the nine months ended September 30, 1996, management determined that certain customer chargebacks and credits had either not been properly recorded in the financial statements or had been recorded in improper accounting periods. As a result, the accompanying financial statements have been restated. The Company has implemented additional procedures including timely reconciliation of the Company's accounts receivable to avoid such future errors.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 1996. See Note 4 to the Company's unaudited condensed consolidated financial statements.

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

Management's discussion and analysis of the results of operations should be read using the proforma financial information presented below:


                                       ACTUAL        PROFORMA
                                        Three Months Ended
                                      -----------------------
                                       March 31,   March 31,
                                        1996        1995
                                        ----        -----
Sales                                 $ 38,783    $ 52,712
Cost of Goods Sold                      28,836      37,531
                                      --------    --------
     Gross Profit                        9,947      15,181
Selling, General and Administrative
     Expenses                           11,736      11,460
                                      --------    --------
Income (Loss) From Operations           (1,789)      3,721

Interest Expense, Net                   (4,605)     (4,222)
                                      --------    --------

Loss Before Income Taxes              $ (6,394)   $   (501)
                                      ========    ========


IMPACT OF THE PURCHASE OF HOME INNOVATIONS, INC.

On July 13, 1995, DHA acquired HII, a leading manufacturer of niche oriented home accessories with the following product categories: bath furnishings, window and specialty products, bedding products and the new Calvin Klein Home Collection, a new line of designer home products launched in September 1995 under the Calvin Klein trademark. The cash purchase price of HII was approximately $95.1 million, after a $6.7 million reduction to the purchase price, including acquisition related costs of approximately $1.8 million and the assumption of approximately $31.0 million in liabilities consisting of trade payables and accruals and $2.3 million of junior subordinated notes.

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

        Comparison of Results of Operations for the Three Months Ended March 31, 1996 (Actual) (As Restated) with the Proforma Results of Operations for the Three Months Ended March 31, 1995 (with proforma adjustments as discussed above).

NET SALES

Net sales for three months ended March 31, 1996 decreased by $13.9 million, or 26.4% from $52.7 million of proforma net sales for the three months ended March 31, 1995 to $38.8 million for the three months ended March 31, 1996. Sales across most of the Company's major product lines decreased principally as a result of soft retail conditions in the major markets served by the Company. All distribution channels served were affected by the soft retail environment including the giftware trade. The reduction of consumer spending and the associated tightening of retailer's inventory positions which began in the third quarter of 1995 continued to have negative effects on the Company's sales performance as expected. Also, the Company's 1996 sales were negatively impacted by increased accounts receivable chargebacks related to customer returns and sales allowances. If current market conditions prevail, the Company expects full year sales to continue to be adversely affected.

GROSS PROFIT

The gross profit margin decreased from a proforma of 28.8% for the three months ended March 31, 1995 to 25.6% for the three months ended March 31, 1996. The decrease of approximately 3.2 percentage points in the Company's gross profit margin partially resulted from plant efficiency losses in the printing and cut-and-sew operations. As part of the Company's program to improve long-term operating performance and control inventory investment, the Company temporarily reduced manufacturing operations at certain plants during the quarter. This resulted in fixed overhead being unabsorbed by inventory production. The Company believes that its manufacturing operations are now properly sized relative to current market demand for the Company's products. There were no significant changes in the prices paid for raw materials between the 1995 and 1996 periods as the Company was able to secure raw material purchase contracts at levels equal to or more favorable than that of the prior year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses increased $276,000 or 2.4% from a proforma of $11.5 million for the three months ended March 31, 1995 to $11.7 million for the three months ended March 31, 1996. As a percentage of sales, SG&A expenses increased from a proforma of 21.7% for the three months ended March 31, 1995 to 30.2% for the same period of 1996. The increase in SG&A expenses as a percentage of sales was principally attributable to the fixed nature of the Company's selling and administrative salary base. Specifically, marketing and design functions, while not increasing substantially from year to year on an absolute dollar basis, reflect a higher percentage because of the decreased sales in the 1996 quarter. SG&A expenses associated with the launch of the Calvin Klein Home line, which since its inception in September 1995 have as a percentage of sales exceeded the level of the Company's mature businesses, also contributed to the increased SG&A for the 1996 quarter. Historically, the Company's SG&A costs as a percentage of sales have exceeded many of the Company's competitors due to the commission structure associated with the giftware trade and a relatively high fixed cost structure within Home Innovations. During the 1996 quarter, the Company implemented a consolidation of many of its marketing and administrative functions in an attempt to improve the SG&A expense ratio and expects to see improvement in its absolute dollar of SG&A costs going forward beginning in the second half of 1996.

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

Cash flows used in operating activities were approximately $16.9 million for the three month period ended March 31, 1996. Driving the cash used in operating activities for the first quarter, in addition to the Company's net loss, were an increase in receivables of $2.3 million and inventory of $4.0 million and a reduction of $3.5 million in accrued interest. The additional inventory investment related principally to the introduction of the new Calvin Klein Home line. The increase in receivables resulted from a slight increase in the Company's sales velocity in the latter weeks of the quarter. The reduction of $3.5 million in accrued interest resulted from the semi-annual interest payment on the Company's $125 million, 13% Senior Notes.

Capital expenditures for the three month period in 1996 approximated $857,000. The Company currently has no material commitments for capital expenditures.

Borrowings under the Company's line of credit increased by approximately $19.9 million during the three month period ended March 31, 1996. The additional borrowings resulted primarily from the cash used in operating activities including the interest payment on the Company's Senior Notes and the continued inventory investment in Calvin Klein Home. Additionally, the Company paid dividends totaling $1.75 million on its redeemable preferred stock in January 1996. During 1996 the Company expects that dividends will be paid in kind rather than in cash.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None

ITEM 5.  OTHER INFORMATION                                                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS
               SEE EXHIBIT INDEX.

        (B)  REPORTS ON FORM 8-K
               NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A (Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended March 31, 1996) to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Decorative Home Accents, Inc.
                                      ---------------------------------
                                              (Registrant)



Date: August 1, 1997                        /s/ Jay N. Baker
     ----------------------------     ----------------------------------
                                              Jay N. Baker*
                                          Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER  DESCRIPTION
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
