Form 10-Q/A
period 1996-06-30
DECORATIVE HOME ACCENTS INC
filed 1997-08-11
CIK 1000453

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

                        Commission File Number: 33-96794

                          DECORATIVE HOME ACCENTS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        57-0998387
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

                                      INDEX

                                                                                              Page
                                                                                               No.
                                                                                               ---

PART I FINANCIAL INFORMATION

    Item 1.    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 1996
                      (As Restated) and December 31, 1995...................................... 4

               Condensed Consolidated Statements of Operations for the three months ended June 30, 1996 (As Restated) and 1995.......................  5

               Condensed Consolidated Statements of Operations for the six
                      months ended June 30, 1996 (As Restated) and 1995.......................  6

               Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                      for the six months ended June 30, 1996 (As Restated) ...................  7

               Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 (As Restated) and 1995 ..........  8

               Notes to Condensed Consolidated Financial Statements (Unaudited)...............  9

    Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .............................................. 11

PART II        OTHER INFORMATION


               Signature Page ................................................................ 18

                                 AMENDMENT NO. 1

        THIS AMENDMENT NO. 1 MODIFIES THE QUARTERLY REPORT FILED ON FORM 10-Q BY THE REGISTRANT FOR THE PERIOD ENDED JUNE 30, 1996 AS FOLLOWS: PART I, ITEM 1, FINANCIAL STATEMENTS (UNAUDITED), AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAVE BEEN REPLACED IN THEIR ENTIRETY.

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                  DECORATIVE HOME ACCENTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                           (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            June 30,
                                                                              1996        December 31,
                                                                          (Unaudited)        1995 (1)
                                                                          -----------        --------
                                                                   (Restated - Note 4)

ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                          $        -      $     169
        Investment securities                                                   1,000          1,000
        Accounts receivable - net of allowance for doubtful accounts of
          $2,112 at June 30, 1996 and $2,506 at December 31, 1995              24,026         28,982
        Income taxes receivable                                                 3,045          2,714
        Inventories                                                            45,407         43,713
        Deferred income taxes                                                   3,692          4,282
        Other current assets                                                    2,112            598
                                                                            ---------      ---------
            Total current assets                                               79,282         81,458

PROPERTY, PLANT AND EQUIPMENT, NET                                             31,692         30,667
OTHER ASSETS                                                                    9,943          8,790
INTANGIBLE ASSETS, NET                                                         94,345         94,938
                                                                            ---------      ---------

TOTAL ASSETS                                                                $ 215,262      $ 215,853
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
        Accounts payable                                                    $  12,684      $  14,452
        Accrued liabilities                                                     7,176          9,775
        Accrued interest                                                        8,165          7,583
                                                                            ---------      ---------
            Total current liabilities                                          28,025         31,810
                                                                            ---------      ---------

LONG-TERM DEBT                                                                146,345        131,452
DEFERRED INCOME TAXES                                                               -          3,348
REDEEMABLE PREFERRED STOCK                                                     45,188         41,059
REDEEMABLE COMMON STOCK                                                         2,015          1,639
STOCKHOLDERS' EQUITY (DEFICIENCY):
        Common stocks                                                               9              9
        Additional paid-in capital                                             11,602         16,107
        Reduction of certain equity interest to predecessor basis              (6,209)        (6,209)
        Accumulated deficit                                                   (11,713)        (3,362)
                                                                            ---------      ---------
            Total stockholders' equity (deficiency)                            (6,311)         6,545
                                                                            ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                     $ 215,262      $ 215,853
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

                          DECORATIVE HOME ACCENTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months Ended
                                                   ------------------
                                              June 30, 1996   June 30, 1995
                                              -------------   -------------
                                           (Restated -Note 4)

SALES                                            $ 42,989      $ 10,849

COST OF GOODS SOLD                                 31,774         5,406
                                                 --------      --------

GROSS PROFIT                                       11,215         5,443

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       12,362         4,126
                                                 --------      --------

INCOME (LOSS) FROM OPERATIONS                      (1,147)        1,317
                                                 --------      --------

INTEREST INCOME (EXPENSE)
        Interest expense                           (4,925)       (1,819)
        Interest income                                 8           106
                                                 --------      --------
            Interest income (expense), net         (4,917)       (1,713)
                                                 --------      --------

LOSS BEFORE PROVISION FOR INCOME TAXES             (6,064)         (396)

INCOME TAX BENEFIT                                  2,001           151
                                                 --------      --------

NET LOSS                                         $ (4,063)     $   (245)
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

                          DECORATIVE HOME ACCENTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Six  Months Ended
                                                   -----------------
                                           June 30, 1996    June 30, 1995
                                           -------------    -------------
                                          (Restated -Note 4)

SALES                                            $ 81,772      $ 22,125

COST OF GOODS SOLD                                 60,610        11,225
                                                 --------      --------

GROSS PROFIT                                       21,162        10,900

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       24,098         8,387
                                                 --------      --------

INCOME (LOSS) FROM OPERATIONS                      (2,936)        2,513
                                                 --------      --------

INTEREST INCOME (EXPENSE)
        Interest expense                           (9,540)       (3,631)
        Interest income                                18           238
                                                 --------      --------
            Interest income (expense), net         (9,522)       (3,393)
                                                 --------      --------

LOSS BEFORE PROVISION FOR INCOME TAXES            (12,458)         (880)

INCOME TAX BENEFIT                                  4,107           335
                                                 --------      --------

NET LOSS                                         $ (8,351)     $   (545)
                                                 ========      ========




      See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS , INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               Reduction of
                                                                               Certain Equity
                                                                                Interest to                   Total
                                                     Common     Additional      Predecessor  Accumulated  Stockholders'
                                                     Stocks    Paid-in Capital    Basis        Deficit  Equity (Deficiency)
                                                     ------    ---------------    -----        -------  -------------------
Balances at December 31, 1995                       $      9      $ 16,107      $ (6,209)     $ (3,362)     $  6,545

Accretion of redeemable common stock for the
     six months ended June 30, 1996                                  (358)                                     (358)

Accretion of redeemable preferred stock for the
     six months ended June 30, 1996                                  (397)                                     (397)

Preferred stock dividend paid-in-kind                          (3,750)                                       (3,750)

Net loss (Restated - Note 4)                                                                   (8,351)       (8,351)
                                                    --------      --------      --------      --------      --------

Balances at June 30, 1996 (Restated - Note 4)       $      9      $ 11,602      $ (6,209)     $(11,713)     $ (6,311)
                                                    ========      ========      ========      ========      ========



      See notes to condensed consolidated financial statements (unaudited).

                          DECORATIVE HOME ACCENTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Six months ended
                                                                     June 30
                                                               1996           1995
                                                       -------------------------------
                                                   (Restated - Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (8,351)     $   (546)
Adjustment to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                               4,925         1,993
   Deferred tax (benefit) provision                           (4,107)         (463)
   Changes in operating assets and liabilities:
        Accounts receivable                                    4,956           867
        Inventories                                           (1,694)       (2,682)
        Income tax receivable                                   (331)         (833)
        Other current assets                                  (1,514)          148
        Accounts payable                                      (1,768)          804
        Accrued liabilities                                     (849)       (1,464)
        Accrued interest                                         582           275
        Income taxes payable                                       -          (567)
                                                            --------      --------
               Net cash used in operating activities          (8,151)       (2,468)
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                    (1,938)         (728)
        Other long term assets                                (2,074)         (110)
                                                            --------      --------
            Net cash used in investing activities             (4,012)         (838)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under revolving line of credit         13,744             -
        Redeemable preferred stock dividends paid             (1,750)            -
                                                            --------      --------
             Net cash provided by  financing activities       11,994             -
                                                            --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                           (169)       (3,306)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                  169         8,355
                                                            --------      --------

CASH AND CASH EQUIVALENTS AT END OF                        $       -      $  5,049
                                                            --------      --------
PERIOD

SUPPLEMENTAL CASH FLOW INFORMATION
        Interest paid                                       $ 10,418  $          -
                                                            --------      --------



      See notes to condensed consolidated financial statements (unaudited)

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 (AS RESTATED) AND 1995

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


3.      BALANCE SHEET COMPONENTS

        Inventories are summarized as follows (in $000's):

                                  June 30, 1996   December 31, 1995
                                  -------------   -----------------
                    Raw materials       $21,076             $24,464
                    Work-in-process       2,257                 973
                    Finished goods       22,074              18,276
                                        -------             -------
                                        $45,407             $43,713
                                        =======             =======

        Property, plant and equipment is summarized as follows (in $000's):

                                         June 30, 1996  December 31, 1995
                                         -------------  -----------------
        Land                                  $    863           $    863
        Buildings and improvements              15,491             15,384
        Furniture and fixtures                   4,747              3,184
        Machinery and equipment                 16,028             14,101
                                              --------           --------
                                                37,129             33,532

        Accumulated depreciation                (5,437)            (3,375)
                                              --------           --------
                                                31,692             30,157
        Construction in progress                     -                510
                                              --------           --------
                                              $ 31,692           $ 30,667
                                              ========           ========



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

                                                     Three Months Ended              Six Months Ended
                                                       June 30, 1996                   June 30, 1996
                                                 ---------------------------      -------------------------
                                                    As         As Originally         As       As Originally
                                                 Restated        Recorded         Restated      Recorded
                                                 --------      -------------      --------    -------------
Net sales                                         $42,989         $44,495         $81,772        $84,281
Income (loss) from operations                     ($1,147)           $836         ($2,936)          ($31)
Net loss                                          ($4,063)        ($2,734)        ($8,351)       ($6,404)


                                                               As of June 30, 1996
                                                        ----------------------------------
                                                           As                As Originally
                                                        Restated                Recorded
                                                        --------                --------
Current assets                                           $79,282               $81,251
Total assets                                            $215,262              $217,295
Current liabilities                                      $28,025               $28,165
Total liabilities                                       $174,370              $174,456
Total shareholders' deficiency                           ($6,311)              ($4,364)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Note: Subsequent to the original issuance of the Company's financial statements for the three months ended March 1996, the six months ended June 30, 1996 and the nine months ended September 30, 1996, management determined that certain customer chargebacks and credits had either not been properly recorded in the financial statements or had been recorded in improper accounting periods. As a result, the accompanying financial statements have been restated. The Company has implemented additional procedures, including timely reconciliation of the Company's accounts receivable to avoid such future errors.

              This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company's unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 1996. See Note 4 to the Company's unaudited condensed consolidated financial statements.

        INTRODUCTION

        The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA and should be read in conjunction with the respective financial statements of DHA and the notes thereto included elsewhere in this Form 10-Q. The following table includes unaudited pro forma financial information as if the July 1995 purchase of Home Innovations, Inc. ("HII") occurred as of January 1, 1995. Such adjustments to the pro forma financial information consist principally of the following: net adjustments to cost of goods sold and SG&A expenses related to adjusting depreciation expense for the new basis of accounting resulting from the HII acquisition; increases in SG&A expenses to account for the amortization of goodwill and the identifiable intangible assets resulting from the HII acquisition; increases in SG&A expenses to account for compensation expense resulting from granting stock options at less than fair market value; net adjustments to interest expense resulting from issuance of 13% Senior Notes due 2002 and extinguishment of prior debt, amortization of debt issuance costs and accretion of discount on the Senior Notes.

        Management's discussion and analysis of the results of operations should be read using the proforma financial information presented below:

                                         ACTUAL         PROFORMA
                                           Three Months Ended
                                         -----------------------
                                         June 30,       June 30,
                                          1996           1995
                                          ----           -----

Sales                                   $ 42,989      $ 47,568
Cost of goods sold                        31,774        35,400
                                        --------      --------
     Gross profit                         11,215        12,168
Selling, general and administrative
     expenses                             12,362        13,919
                                        --------      --------
Loss from operations                      (1,147)       (1,751)

Interest expense, net                     (4,917)       (4,594)

      Gain on sale of equipment                0           175
                                        --------      --------

     Loss before income taxes           $ (6,064)     $ (6,170)
                                        ========      ========

                                        ACTUAL        PROFORMA
                                           Six Months Ended
                                        ----------------------
                                        June 30,      June 30,

                                            1996          1995
                                            ----          -----

Sales                                   $  81,772      $ 100,280
Cost of goods sold                         60,610         72,931
                                        ---------      ---------
     Gross profit                          21,162         27,349
Selling, general and administrative
     expenses                              24,098         25,379
                                        ---------      ---------
Income (loss) from operations              (2,936)         1,970

Interest expense, net                      (9,522)        (8,816)

Gain on sale of equipment                       0            175

Loss before income taxes                $ (12,458)     $  (6,671)
                                        =========      =========


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


        RESULTS OF OPERATIONS
        As described above, the results of operations for the three months ended June 30, 1995 reflect pro forma adjustments related to the merger agreement discussed above.

               Comparison of Results of Operations for the Three Months Ended June 30, 1996 (Actual) (As Restated) with the Pro forma Results of Operations for the Three Months Ended June 30, 1995 (with pro forma adjustments as discussed above).



        NET SALES

        Net sales for three months ended June 30, 1996 decreased by $4.6 million, or 9.6% from $47.6 million of pro forma net sales for the three months ended June 30, 1995 to $43.0 million for the three months ended June 30, 1996. Weak consumer demand and conservative inventory management by retailers served by the Company continued to negatively impact the June 30, 1996 quarter. While the Company experienced some improvement in retail conditions compared to the fourth quarter of 1995 and the first quarter of 1996, sales declined for the 1996 quarter compared to the same period in 1995. Additionally, 1996 second quarter sales were negatively impacted by furniture cover sales. The Company is significantly reducing its commitment to the furniture cover business because of substantial return problems generally experienced by the industry. Sales of Calvin Klein Home products positively impacted the quarter-to-quarter comparison. Sales of Calvin Klein Home products commenced in the third quarter of 1995. Finally, 1996 sales were negatively impacted by increased accounts receivable chargebacks related to customer returns and sales allowances.

        GROSS PROFIT

        The gross profit margin increased from a pro forma of 25.6% for the three months ended June 30, 1995 to 26.1% for the three months ended June 30 , 1996. The 1995 margin was negatively impacted by write-downs of slow moving, close-out and obsolete inventory. Plant operating strategies were changed in 1996 to help reduce the Company's exposure to inventory writedowns, particularly in the cut-and-sew and print plants. The new operating strategy also contributed to higher efficiencies in those plants. Gains from the plant operations and inventory control were offset somewhat by a slight decline in giftware margins resulting from a change in product mix. As the Company continues to broaden its giftware product offerings to maximize its distribution strength, the margins realized on certain products sourced through outside manufacturers will continue to put some downward pressure on margins.


        SELLING, GENERAL & ADMINISTRATIVE EXPENSES

        SG&A expenses decreased $1.6 million or 11.2% from a pro forma of $13.9 million for the three months ended June 30, 1995 to $12.4 million for the three months ended June 30, 1996. As a percentage of sales, SG&A expenses decreased from a pro forma of 29.3% for the three months ended June 30, 1995 to 28.8% for the same period of 1996. The 1995 amount was negatively impacted by significant charges recorded related to customer chargebacks and claims. Positively impacting the 1996 results were the ongoing cost and headcount reduction programs resulting from the July 1995 merger. Duplicate functions are being eliminated and cost reductions achieved from consolidating certain functions and services. Management of the Company expects the cost reduction programs to continue to favorably impact the second half of 1996 compared to 1995 expense levels. Negatively impacting the amounts of SG&A expenses for 1995 and 1996 were the costs associated with Calvin Klein Home. Advertising and overhead expenses associated with Calvin Klein Home, as a percentage of sales, exceeded the level of the Company's mature businesses. This investment in the growth of the Calvin Klein Home Line is part of the Company's long-term plan and management of the Company expects that SG&A expenses as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months.


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

               Comparison of Results of Operations for the Six Months Ended June 30, 1996 (Actual) (As Restated) with the Proforma Results of Operations for the Six Months Ended June 30, 1995 (with proforma adjustments as discussed above).

        NET SALES

        Net sales for six months ended June 30, 1996 decreased by $18.5 million, or 18.5% from $100.3 million of pro forma net sales for the six months ended June 30, 1995 to $81.8 million for the six months ended June

        30, 1996. A soft retail climate continued to negatively impact sales. While the most significant decline was in furniture cover sales, all product lines and distribution channels served by the Company were impacted. A modest improvement in retail conditions was experienced by the Company in the second quarter ended June 30, 1996 compared to the fourth quarter of 1995 and the first quarter of 1996. However, the improvement did not completely offset the negative impact of the weak retail environment on 1996 sales. The decrease in furniture cover sales was offset by sales of Calvin Klein Home products. Finally, 1996 sales were negatively impacted by increased accounts receivable chargebacks related to customer returns and sales allowances. Currently, management of the Company expects full year sales for 1996 to be below 1995 levels as a result of the difficult retail climate.

        GROSS PROFIT

        The gross profit margin decreases from a pro forma of 27.3% for the six months ended June 30, 1995 to 25.9% for the six months ended June 30 , 1996. Gross margins for the six months ended June 30, 1996 were negatively impacted by some declines in the giftware trade margins. As the Company continues to broaden its giftware product offerings to maximize its distribution strength, the margins realized on certain products sourced through outside manufacturers will continue to put some downward pressure on margins. Additionally, plant efficiency losses in the Company's printing and cut-and-sew plants negatively impacted 1996 margins. The losses resulted from unabsorbed fixed overhead due to temporary plant curtailments.

        SELLING, GENERAL & ADMINISTRATIVE EXPENSES

        SG&A expenses decreased $1.3 million or 5.1% from a pro forma of $25.4 million for the six months ended June 30, 1995 to $24.1 million for the six months ended June 30, 1996. As a percentage of sales, SG&A expenses increased to 29.5% for the six months ended June 30, 1996 from a pro forma of 25.3% for the same period of 1995. The increase in SG&A expenses, as a percentage of sales, resulted from the fixed nature of many of the Company's SG&A costs, particularly salaries and benefits and the reduced sales for six months ending June 30, 1996. From an absolute dollar standpoint, the 1995 results were negatively impacted by uncollectible accounts charges resulting from customer chargebacks and claims. Additionally, substantial expenditures related to the September, 1995 launch of the Calvin Klein Home Line negatively impacted SG&A expenses for the first half of 1995. The negative impact on SG&A expenses continued, to a lesser extent, as advertising and overhead expenses related to the new Calvin Klein Home Line continued in 1996. As a percentage of sales, the SG&A expenses associated with the Calvin Klein Home Line exceeded those of the Company's mature businesses. This investment in the growth of the Calvin Klein Home is part of the Company's long-term plan and management of the Company expects that SG&A expense as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months. Favorably impacting the 1996 results was the on-going cost and headcount reduction programs resulting from the July, 1995 acquisition of Home Innovations. Integration of certain overhead functions as well as the elimination of duplicative headcount began to positively impact the Company's result for the second quarter of 1996. Management of the Company expects that SG&A expenses will continue to be favorably impacted from these programs for the balance of 1996.

        INTEREST EXPENSE, NET

        Interest expense, net increased from a pro forma of $8.8 million for the six months ended June 30, 1995 to $9.6 million for the six months ended June 30, 1996. This increase was principally due to increased borrowings under the Company's revolving line of credit during the first six months of 1996.


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

        Cash flows used in operating activities were approximately $8.2 million for the six months ended June 30, 1996. In addition to the Company's net loss, cash used for the six month period ended June 30, 1996 was driven by an additional investment of $1.7 million in inventory as well as reductions in trade payables and accruals totaling $2.0 million. Additionally, other current assets increased by approximately $1.5 million primarily as a result of prepaid catalog costs associated with new product roll-outs. The incremental inventory investment related almost entirely to the new Calvin Klein Home Line. Excluding investment made in Calvin Klein inventory, the Company's inventory investment decreased by approximately $6 million or 14%, from December 31, 1995 amounts. The Company's cash from operations for the six months ended June 30, 1996 was positively impacted by a $5.0 million reduction in receivables resulting from increased emphasis on collections.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None

ITEM 5.  OTHER INFORMATION                                                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS
               SEE EXHIBIT INDEX.

        (b)  REPORTS ON FORM 8-K
                                                    NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A (Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended June 30, 1996) to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Decorative Home Accents, Inc.
                                          ------------------------------------
                                                    (Registrant)

Date:  August 1, 1997                            /s/ Jay N. Baker
      ----------------------------        ------------------------------------
                                                   Jay N. Baker*
                                              Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER  DESCRIPTION

27      Financial data schedule

4.6 Form of Fourth Amendment to the Amended and Restated Credit Agreement, dated as of July 13, 1995, by among LaSalle National Bank, as co-agent and lender, General Electric Capital Corporation, as co-agent and lender, the Rug Barn, Inc., Home Innovations, Inc., Home Curtain Corp., Calvin Klein Home, Inc., Draymore Mfg. Corp. and R.A. Briggs and Company, as amended by the First Amendment, dated as of November 17, 1995, by the Second Amendment, dated as of December 31, 1995 and by the Third Amendment dated as of March 31, 1996.