Form 10-Q/A
period 1996-09-30
DECORATIVE HOME ACCENTS INC
filed 1997-08-11
CIK 1000453

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

                        Commission File Number: 33-96794

                          DECORATIVE HOME ACCENTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      57-0998387
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                  Employer Identification Number)

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

                          DECORATIVE HOME ACCENTS, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



                                                                                                  Page
                                                                                                   No.
                                                                                                  ----
PART I   FINANCIAL INFORMATION

    Item 1.       Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 1996 (As Restated)
                           and December 31, 1995..................................................  4

                  Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 (As Restated) and 1995.................  5

                  Condensed Consolidated Statements of Operations for the nine months ended September 30, 1996 (As Restated) and 1995.................  6

                  Condensed Consolidated Statement of Stockholders' Equity
                           (Deficiency) for the nine months ended September 30,
                           1996 (As Restated) ....................................................  7

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 (As Restated) and 1995........................  8

                  Notes to Condensed Consolidated Financial Statements (Unaudited)................  9

    Item 2.       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................................. 11

PART II           OTHER INFORMATION

                  Signature Page.................................................................. 17

                                 AMENDMENT NO. 1


         THIS AMENDMENT NO. 1 MODIFIES THE QUARTERLY REPORT FILED ON FORM 10-Q BY THE REGISTRANT FOR THE PERIOD ENDED SEPTEMBER 30, 1996 AS FOLLOWS: PART I,
ITEM 1, FINANCIAL STATEMENTS (UNAUDITED), AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAVE BEEN REPLACED IN THEIR ENTIRETY.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          DECORATIVE HOME ACCENTS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        September 30,    December 31,
                                                                             1996          1995(1)
                                                                        -------------    ------------
                                                                     (Restated - Note 6)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $     957       $     169
     Investment securities                                                    1,000           1,000
     Accounts receivable - net of allowance for doubtful accounts of
        $2,143 at September 30, 1996 and $2,506 at December 31, 1995         36,844          28,982
     Income taxes receivable                                                    456           2,714
     Inventories                                                             45,148          43,713
     Deferred income taxes                                                    3,015           4,282
     Other current assets                                                     2,818             598
                                                                          ---------       ---------
        Total current assets                                                 90,238          81,458

PROPERTY, PLANT AND EQUIPMENT, NET                                           31,641          30,667
OTHER ASSETS                                                                  8,226           8,790
INTANGIBLE ASSETS, NET                                                       92,821          94,938
                                                                          ---------       ---------

TOTAL ASSETS                                                              $ 222,926       $ 215,853
                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
     Accounts payable                                                     $  15,489       $  14,452
     Accrued liabilities                                                      6,350           9,775
     Accrued interest                                                         4,120           7,583
                                                                          ---------       ---------
        Total current liabilities                                            25,959          31,810

LONG-TERM DEBT                                                              162,734         131,452
DEFERRED INCOME TAXES                                                           263           3,348
REDEEMABLE PREFERRED STOCK                                                   47,269          41,059
REDEEMABLE COMMON STOCK                                                       2,234           1,639
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock                                                                 9               9
     Additional paid-in capital                                               9,301          16,107
     Reduction of certain equity interest to predecessor basis               (6,209)         (6,209)
     Accumulated deficit                                                    (18,634)         (3,362)
                                                                          ---------       ---------
        Total stockholders' equity (deficiency)                             (15,533)          6,545
                                                                          ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $ 222,926       $ 215,853
                                                                          =========       =========

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

                          DECORATIVE HOME ACCENTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                          September 30,
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
                                               (Restated - Note 6)
SALES                                                $ 47,441       $ 54,757

COST OF GOODS SOLD                                     34,830         38,036
                                                     --------       --------

GROSS PROFIT                                           12,611         16,721

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           11,850         12,937
                                                     --------       --------

INCOME FROM OPERATIONS                                    761          3,784

INTEREST EXPENSE, NET                                  (4,962)        (4,373)
                                                     --------       --------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (4,201)          (589)

PROVISION FOR INCOME TAXES                             (2,720)           (97)
                                                     --------       --------

NET LOSS BEFORE EXTRAORDINARY LOSS                     (6,921)          (686)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
      DEBT, NET OF TAXES OF $469                         --             (763)
                                                     --------       --------

NET LOSS                                             $ (6,921)      $ (1,449)
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

                          DECORATIVE HOME ACCENTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                       1996             1995
                                                     ---------       ---------
                                                (Restated - Note 6)
SALES                                                $ 129,213       $  76,882

COST OF GOODS SOLD                                      95,440          49,261
                                                     ---------       ---------

GROSS PROFIT                                            33,773          27,621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            35,948          21,325
                                                     ---------       ---------

INCOME (LOSS) FROM OPERATIONS                           (2,175)          6,296

INTEREST EXPENSE, NET                                  (14,484)         (7,766)
                                                     ---------       ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (16,659)         (1,470)

INCOME TAX BENEFIT                                       1,387             238
                                                     ---------       ---------

NET LOSS BEFORE EXTRAORDINARY LOSS                     (15,272)         (1,232)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF
      DEBT, NET OF TAXES OF $469                          --              (763)
                                                     ---------       ---------

NET LOSS                                             $ (15,272)      $  (1,995)
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

                          DECORATIVE HOME ACCENTS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    Reduction of
                                                                                   Certain Equity                         Total
                                                                                     Interest to                       Stockholder's
                                                     Common         Additional       Predecessor      Accumulated         Equity
                                                     Stocks       Paid-in Capital        Basis         Deficiency      (Deficiency)
                                                     -------      ---------------    --------------    -----------     ------------
Balances at December 31, 1995                      $         9         $    16,107    $     (6,209)     $    (3,362)    $   6,545

Accretion of redeemable common stock for
  the nine months ended September 30, 1996                                    (595)                                          (595)

Accretion of redeemable preferred stock for
  the nine months ended September 30, 1996                                    (586)                                          (586)

Preferred stock dividends paid in-kind for
  the nine months ended September 30, 1996                                  (5,625)                                        (5,625)

Net loss (Restated - Note 6)                                                                                (15,272)      (15,272)
                                                     -----------       -----------    ------------      -----------     ---------
Balances at September 30, 1996
  (Restated - Note 6)                                $         9       $     9,301    $     (6,209)     $   (18,634)    $ (15,533)
                                                     ===========       ===========    ============      ===========     =========





See notes to condensed consolidated financial statements (unaudited).

                          DECORATIVE HOME ACCENTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 -------------------------
                                                                   1996            1995
                                                                 ---------       ---------
                                                            (Restated - Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (15,272)      $  (1,955)
Adjustment to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                   7,394           4,178
     Deferred tax (benefit) provision                               (1,818)           (986)
     Changes in operating assets and liabilities:
         Accounts receivable                                        (7,862)        (21,061)
         Inventories                                                (1,435)         (1,830)
         Income tax receivable                                       2,258            --
         Other current assets                                       (2,220)            254
         Accounts payable                                            1,037          (2,321)
         Accrued liabilities                                        (3,853)            511
         Accrued interest                                           (3,464)          2,958
         Income taxes payable                                         --              (304)
                                                                 ---------       ---------
            Net cash used in operating activities                  (25,235)        (20,556)
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net cash used to acquire HII                                 --           (94,578)
         Purchase of property and equipment                         (4,073)         (1,733)
         Other long-term assets                                        564          (4,250)
                                                                 ---------       ---------

            Net cash used in investing activities                   (3,509)       (100,561)
                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under revolving line of credit              31,282          15,361
         Redeemable preferred stock dividends paid                  (1,750)           --
         Issuance of 13% Senior Notes due 2002 and
            Class F common stock                                      --           125,000
         Issuance of $50 million redeemable preferred stock
            and class D common stock                                  --            50,000
         Early extinguishment of debt                                 --           (66,900)
         Deferred financing costs                                     --           (10,699)
                                                                 ---------       ---------

            Net cash provided by financing activities               29,532         112,762
                                                                 ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       788          (8,355)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       169           8,355
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     957       $       0
                                                                 =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
         Interest paid                                           $  14,005       $   3,790
         Income taxes paid                                       $    --         $   1,309



See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 (AS RESTATED) AND 1995
--------------------------------------------------------------------------------

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


3.       BALANCE SHEET COMPONENTS

         Inventories are summarized as follows (in $000's):

                               September 30,     December 31,
                                   1996             1995
                               -------------     ------------
         Raw materials            $13,435          $24,464
         Work-in-process            3,341              973
         Finished goods            28,372           18,276
                                  -------          -------
                                  $45,148          $43,713
                                  =======          =======

         Property, plant and equipment is summarized as follows (in $000's):

                                          September 30,       December 31,
                                               1996                1995
                                          -------------       ------------
         Land                                $    863           $    863
         Buildings and improvements            15,617             15,384
         Furniture and fixtures                 5,059              3,184
         Machinery and equipment               16,656             14,101
                                             --------           --------
                                               38,195             33,532

         Accumulated depreciation              (6,554)            (3,375)
                                             --------           --------
                                               31,641             30,157
         Construction in progress                --                  510
                                             --------           --------
                                             $ 31,641           $ 30,667
                                             ========           ========

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------

4.       INCOME TAXES

         The Company's income tax benefit for the nine months ended September 30, 1996 was calculated at an effective rate of 32% before being offset by an increase in the tax valuation allowance of $2.4 million. Management of the Company currently believes that the deferred tax asset reported in the September 30, 1996 balance sheet will be fully realized.

5.       REVOLVING CREDIT FACILITY

         On November 12, 1996, the Company and certain subsidiaries entered into a new Loan and Security Agreement (the "Agreement") with a new revolving credit facility to provide for revolving loans and letters or credit in an aggregate principal amount of up to $50 million for a three year period. The Agreement may be renewed from year to year thereafter at the mutual agreement of the parties. The initial borrowing of $35.4 million on November 12, 1996 was utilized to repay amounts owed the prior lender under the Company's former Revolving Credit Facility. Borrowings under the new $50 million Revolving Credit Facility bear interest, at the Company's discretion, at a rate of 5/8% percent per annum in excess of the Prime Rate or 3-1/4% percent per annum in excess of the Eurodollar Rate. The borrowings are secured by a first priority lien on the accounts receivable and inventories of the Company's subsidiaries. The Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is limited in accordance with the Agreement. Further, there are limitations on the ability of the Company to incur additional indebtedness and make loans, advances and investments. Under the Company's borrowing formula, which is based on underlying collateral as described above, approximately $7.3 million (net of $35.4 million of outstanding borrowings) was available for borrowings by the Company under the new Revolving Credit Facility at November 12, 1996.

6.       RESTATEMENT

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

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30, 1996              SEPTEMBER 30, 1996
                                           --------------------------      ---------------------------
                                               AS       AS ORIGINALLY         AS         AS ORIGINALLY
                                           RESTATED        RECORDED        RESTATED        RECORDED
                                           ---------    -------------      ---------     -------------

         Net sales                          $  47,441       $  48,835       $ 129,213       $ 133,116
         Income (Loss) from operations      $     761       $   2,683       $  (2,175)      $   2,652
         Net Loss                           $  (6,921)      $  (4,041)      $ (15,272)      $ (10,445)

                                              AS OF SEPTEMBER 30, 1996
                                             ---------------------------
                                                AS         AS ORIGINALLY
                                             RESTATED        RECORDED
                                             ---------------------------

         Current assets                      $  90,238       $  95,161
         Total assets                        $ 222,926       $ 227,893
         Current liabilities                 $  25,959       $  26,099
         Total liabilities                   $ 188,956       $ 189,096
         Total shareholders' deficiency      $ (15,533)      $ (10,706)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Note: Subsequent to the original issuance of the Company's financial statements for the three months ended March 1996, the six months ended June 30, 1996 and the nine months ended September 30, 1996, management determined that certain customer chargebacks and credits had either not been properly recorded in the financial statements or had been recorded in improper accounting periods. As a result, the accompanying financial statements have been restated. The Company has implemented additional procedures, including timely reconciliation of the Company's accounts receivable and inventory, to avoid such future errors.

                This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company's unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 1996. See Note 6 to the Company's unaudited condensed consolidated financial statements.

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

         Management's discussion and analysis of the results of operations for the nine months ended September 30, 1996, should be read using the proforma financial information presented below:

                                                            ACTUAL        PRO FORMA
                                                                Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             1996             1995
                                                         -------------   -------------

         Sales                                             $ 129,213       $ 155,038

         Cost of goods sold                                   95,440         109,977
                                                           ---------       ---------

              Gross profit                                    33,773          45,061

         Selling, general and administrative expenses         35,948          38,092
                                                           ---------       ---------

         Income from operations                               (2,175)          6,969

         Interest expense, net                               (14,484)        (13,065)
                                                           ---------       ---------

         Loss before income taxes                          $ (16,659)      $  (6,096)
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


         RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1996 (As Restated) with Three Months Ended September 30, 1995

         NET SALES

         Net sales decreased by $7.4 million, or 13.5% to $47.4 million for the three months ended September 30, 1996 from $54.8 million for the three months ended September 30, 1995. During the latter part of the third quarter of 1996, sales were negatively impacted by delays in deliveries of towel blanks used in the Company's bath business as a result of industry capacity shortages. Deliveries are expected to improve during the fourth quarter. The continued phase out of the furniture cover business also negatively impacted the quarter-to-quarter comparison by over $2 million. Down-sizing of the Company's printing operation in early 1996 further contributed to the 1996 sales decline. Historically, the Company had performed contract printing services at relatively low margins to supplement internal capacity demands of the printing operation. These sale declines were partially offset by a $1.4 million increase in sales of Calvin Klein Home products.

         GROSS PROFIT

         Gross profit margin decreased to 26.6% for the three months ended September 30, 1996, compared to 30.5% in 1995. Realized gross profit margins in 1996 were negatively impacted by higher customer accounts receivable chargebacks related to customer returns and sales allowances. Also, negatively impacting the 1996 period was the continued expansion of new product lines in the Company's giftware business. This strategy is intended to help maximize the Company's distribution strength. Products sourced through outside manufacturers resulted in margins below those historically achieved on cotton throws. The quarter-to-quarter comparison was favorably impacted by improved operating efficiencies in the Company's cut-and-sew plants.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses decreased $1.0 million, or 8.0% to $11.9 million for the three months ended September 30, 1996 from $12.9 for the same period in 1995. Positively impacting the 1996 results were ongoing cost and headcount reduction programs resulting from the DHA's acquisition of HII. Duplicate functions are being eliminated and cost reductions achieved from consolidating certain functions and services. Management expects the cost reduction programs to continue to favorably impact the remainder of 1996 compared to 1995 expense levels. Negatively impacting the amounts of SG&A expenses for 1996 and 1995 were the costs associated with Calvin Klein Home. Advertising and overhead expenses associated with Calvin Klein Home, as a percentage of sales, exceeded the level of such costs for the Company's more mature business. This investment in the growth of the Calvin Klein Home line is part of the Company's long-term plan and management of the Company expects that the SG&A expenses as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months.

         INTEREST EXPENSE, NET

         Interest expense, net, increased 13.5% to $5.0 million for the three months ended September 30, 1996, from $4.4 million for the three months ended September 30, 1995. The increase resulted from higher average borrowings under the Company's revolving credit facility.


         RESULTS OF OPERATIONS

         Comparison of Nine Months Ended September 30, 1996 (Actual) (As Restated) with Pro Forma Nine Months Ended September 30, 1995

         As described above, the results of operations for the nine months ended September 30, 1995 reflect proforma adjustments related to the purchase of HII discussed above.

         NET SALES

         Net sales for the nine months ended September 30, 1996, decreased $25.8 million, or 16.6% compared to the proforma net sales for the nine months ended September 30, 1995. Sales for the nine months ended September 30, 1996 were negatively impacted by weak consumer demand and conservative inventory management by retailers serviced by the Company in the first six months of 1996. Delivery shortages for towel blanks used in the Company's bath business, as well as reduced capacity in the Company's contract printing business also negatively impacted the year-to-year comparison. The decline in furniture cover sales for 1996, resulting from the Company's decision to exit this business, was partially offset by growth in Calvin Klein Home sales.

         GROSS PROFIT

         Gross margin decreased to 26.1% of net sales for the nine months ended September 30, 1996, from a proforma of 29.1% for the nine months ended September 30, 1995. Realized gross profit margins in 1996 were negatively impacted by higher customer accounts receivable chargebacks related to customer returns and sales allowances. Additionally, decline in the 1996 results is attributable to the Company's strategy to broaden its giftware product offerings in order to maximize its distribution strength. The margins realized on certain products sourced through outside manufacturers are below those on items manufactured by the Company. Offsetting this decline were improvements in the 1996 plant efficiencies and reduced writedowns of slow moving and obsolete inventory.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         SG&A expenses decreased $2.1 million, or 5.6% to $35.9 million for the nine months ended September 30, 1996 from $38.1 million for the proforma nine months ended September 30, 1995. As a percentage of sales, SG&A expenses increased to 27.8% for the nine months ended September 30, 1996 from 25.0% for the 1995 period. The year-to-year decline in sales volume resulted in higher relative SG&A costs primarily as a result of the fixed salary structure of the Company's sales and marketing functions. Positively impacting the 1996 results were ongoing cost and headcount reduction programs resulting from DHA's acquisition of HII. Duplicate functions are being eliminated and cost reductions achieved from consolidating certain functions and services. Management expects the cost reduction programs to continue to favorably impact the remainder of 1996 compared to proforma 1995 expense levels. Negatively impacting the amounts of SG&A expenses for 1996 and 1995 were the costs associated with Calvin Klein Home. Advertising and overhead expense associated with Calvin Klein Home, as a percentage of sales, exceeded the level of such costs for the Company's more mature business. This investment in the growth of the Calvin Klein Home line is part of the Company's long-term plan and management of the Company expects that the SG&A expenses as a percentage of sales will continue to exceed its other mature businesses for the next 12-24 months.

         INTEREST EXPENSE, NET

         Interest expense, net, increased 10.9%, or $1.4 million to $14.5 million for the nine months ended September 30, 1996, from $13.1 million for the proforma nine months ended September 30, 1995. The increase resulted from higher average borrowings under the Company's revolving credit facility.

         INCOME TAXES

         The Company has recognized an income tax benefit arising from the year-to-date loss. The Company has provided a valuation allowance of $3.9 million on the related deferred tax asset. Management of the Company currently believes that the deferred tax asset reported in the September 30, 1996 balance sheet will be fully realized.

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

         Cash flows used in operating activities were approximately $25.2 million for the nine months ended September 30, 1996. In addition to the Company's net loss, cash requirements for the nine month period ended September 30, 1996 were driven by an increase in accounts receivable of $7.9 million. This increase in accounts receivable is primarily due to the seasonality of the business accompanied with a sales program extending the payment terms of sales made earlier in the year in an effort to accelerate the timing of customer purchases for the holiday season. Also, this increase in cash used for operating activities was due to an additional investment of $1.4 million in inventory. The incremental inventory investment related almost entirely to the new Calvin Klein Home Line. Excluding investment made in Calvin Klein inventory, the Company's inventory investment decreased by approximately $3 million from December 31, 1995 amounts.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A (Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended September 30, 1996) to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Decorative Home Accents, Inc.
                                       ----------------------------------------
                                                   (Registrant)

Date:  August 1, 1997                             /s/ Jay N. Baker
      ---------------------            ----------------------------------------
                                                    Jay N. Baker*
                                               Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION
-------                    ------------
10.1                       Loan and Security Agreement between Decorative Home
                           Accents, Inc. and subsidiaries and Congress
                           Financial Corporation dated November 12, 1996.

27                         Financial data schedule