Form 10-K405
period 1996-12-31
DECORATIVE HOME ACCENTS INC
filed 1997-08-11
CIK 1000453

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                         Commission File Number 33-96794

                     --------------------------------------

                          DECORATIVE HOME ACCENTS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          57-0998387
  (State of Incorporation)                            (I.R.S. Employer ID No.)

             Industrial Park Drive, Abbeville, South Carolina 29620
               (Address of principal executive offices) (Zip Code)

                                 (803) 446-3163
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ]   No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of May 15, 1997, there were 109,737 shares outstanding of the Registrant's Class A Common Stock ($0.01 par value), 1,756,126 shares outstanding of the Registrant's Class B Non-Voting Common Stock ($0.01 par value), 386,040 shares outstanding of the Registrant's Class C Common Stock ($0.01 par value), 808,333 shares outstanding of the Registrant's Class D Common Stock ($0.01 par value), 118,100 shares outstanding of the Registrant's Class F Common Stock and 50,000 shares outstanding of the Registrant's 14% Cumulative Redeemable Preferred Stock ($0.01 par value).

                  DOCUMENTS INCORPORATED BY REFERENCE: None

      No annual report or proxy material have been sent to security holders during the last fiscal year.

================================================================================

                                 PART I

ITEM 1.  BUSINESS

      GENERAL

      Decorative Home Accents, Inc. (the "Company") through its direct wholly owned subsidiaries, The Rug Barn, Inc. (the "Rug Barn") and Home Innovations, Inc. ("HII" or "Home Innovations"), designs, manufactures and markets an extensive line of decorative home accessories. The Rug Barn's products include decorative throws, pillows, table runners, placemats, rugs and golf towels. HII manufactures accessories in four major product areas: bath furnishings, window treatments, bedding products, and the Calvin Klein Home Collection, a line of designer home products launched in September 1995 under the "Calvin Klein" trademark. The Company competes in selected niches of the home accessories industry under the Home Innovations, R.A. Briggs, Calvin Klein Home, The Rug Barn, QTI Sports and Hedges & Ivy labels. The Company's products are marketed worldwide to distributors and retailers. All of the Company's manufacturing facilities are located in the United States.

      In 1994, the Company was formed as a holding company to purchase certain assets and assume certain liabilities from a group of commonly controlled companies known as International Textile Fabrics, Inc. ("ITF") and to acquire certain other assets from the principal shareholder of ITF. The primary products of ITF were decorative throws, pillows, table runners, placemats, rugs and golf towels. Substantially all products were marketed under the names The Rug Barn and QTI Sports.

      In July 1995, the Company acquired HII in a merger transaction for total cash consideration of approximately $95.1 million, after a $6.7 million adjustment to the purchase price, including acquisition related costs of approximately $2.0 million. The Company also assumed approximately $35.0 million in liabilities of HII. Concurrent with the merger, the Company completed the offering and sale of (i) 125,000 units (the "Units"), each unit consisting of one $1,000 principal amount Series A note and one share (a "Share") of the Company's Class F common stock, par value $0.01 per share (the "Class F Common Stock"), and (ii) 50,000 shares of 14% cumulative redeemable preferred stock (the "Preferred Stock"), 808,333 shares of Class D common stock (the "Class D Common Stock") and warrants to purchase shares of Class D Common Stock. In addition to using the net proceeds from these offerings to pay the merger consideration, the Company refinanced certain existing indebtedness of the Rug Barn in an aggregate principal amount of approximately $66.9 million with the proceeds from the sale of the Units.

      Subsequently, the Units were separated and the Series A Notes were exchanged for Series B Notes pursuant to an exchange offer effective December 26, 1995. The Series B Notes (the "Senior Notes") issued pursuant to the exchange offering may be offered for resale, resold or otherwise transferred by holders thereof, subject to the transfer restrictions under the federal securities laws. The Notes bear interest at 13% per annum payable semi-annually on June 30 and December 31 of each year. The principal amount of the Notes is non amortizing with final maturity in June of 2002. The Notes are unconditionally, jointly and severally guaranteed by each of the Rug Barn and HII and each of HII's subsidiaries.

      The Preferred Stock has a dividend rate of 14% which is payable quarterly. Dividends on the Preferred Stock must be paid in cash unless prohibited by the terms of the indenture agreement governing the Senior Notes (the "Indenture") or the revolving credit facility (the "Revolving Credit Facility") available to the Rug Barn, HII and each of HII's subsidiaries, in which case dividends must be paid, in lieu of cash, by the issuance of additional Preferred Stock in an amount based upon a 15% annual dividend rate on the Preferred Stock. The Preferred Stock is redeemable at any time, in whole or part without penalty at the option of the Company and, subject to certain conditions, at the option of the holders of the Preferred Stock.

      Since the Company's acquisition of HII, the Company's strategy has been to upgrade the product lines, integrate HII with the Rug Barn, realize certain expense and sales synergies and establish the Calvin Klein Home Collection as the leader in designer home accessories. During 1996 the Company integrated certain overhead functions and eliminated certain duplicative functions through cost and headcount reduction programs. During 1996 the Company had not implemented a marketing plan to achieve any sales synergies related to the gift division. In April 1997, the Company introduced the gift division's product line to mass merchandisers. Through the HII merger transaction the Company positioned itself to serve all major channels of distribution in the home accessories market from large mass merchandisers to small individual gift shops with niche oriented products. These niche markets include the jacquard woven throw, coordinated bath and bedding accessories, window treatment and fashion bedding markets. The introduction of the Calvin Klein Home Collection further enhances the Company's niche orientation. The Company is the exclusive master licensee of all Calvin Klein home accessories, including soft home products such as bedding, sheets, towels and curtains, as well as non-soft home goods such as flatware, glassware and furniture, and has a right of negotiation to license the "CK" trademark in connection with such products.

CAPITAL RESTRUCTURING PLAN

      On May 15, 1997, the Company reached an agreement in principle with certain of the Company's bond holders and equity holders providing for a comprehensive capital restructuring plan that, among other things, (i) converts the outstanding principal amount and accrued interest on its 13% Senior Notes into common equity, (ii) provided $20 million in the form of a secured term loan for working capital purposes and (iii) makes provision for a subsequent rights offering to raise permanent equity capital of up to $20 million.

      The restructuring agreement was entered into by the Company's preferred stockholder TCW Special Credits Fund V - The Principal Fund ("Fund V") and the beneficial owners of approximately 76% of the principal amount of the Senior Notes, Magten Asset Management Corp., solely as agent for various of its investment advisory clients in their respective accounts at Magten ("Magten"), and CIGNA. The restructuring plan will, among other things, (i) convert the outstanding $118.1 million principal plus all accrued and unpaid interest on the Senior Notes into 92.5% of the Company's common equity, (ii) exchange all the Company's 14% cumulative preferred stock outstanding into 7.5% of the common equity and a 5 year warrant to purchase up to 7.5% of the fully diluted common equity, and (iii) exchange all of the classes of common stock into a 5 year warrant to purchase up to 2.5% of the fully diluted equity. In connection with the Company's capital restructuring plan, the Company did not pay interest on the Senior Notes due June 30, 1997.

      Pursuant to the restructuring, Magten provided the Company with a secured term loan facility of up to $20 million (the "Term Loan Facility"). As of the date of this filing, the entire $20 million has been borrowed under the Term Loan Facility. Additionally, the Indenture was modified to permit the Company to incur the Term Loan Facility. It is contemplated that the Term Loan Facility will be repaid with the proceeds of a rights offering to purchase additional shares of the Company's common stock upon a consummation of the restructuring. The proposed restructuring plan also provides that Magten and Fund V will each agree to exercise all rights and/or oversubscription options issued to them in the rights offering so that the Company will receive sufficient proceeds from the rights offering to pay in full in cash all of the indebtedness under the Term Loan Facility.

      The proposed restructuring plan and Magten's and Fund V's related commitments are subject to various conditions, including due diligence by Magten and the parties entering into definitive documents.

      If the above described restructuring is consummated, management believes that the transactions contemplated thereby will generate additional proceeds that will be adequate to finance anticipated operational needs, planned capital expenditures and meet debt service obligations for the remainder of 1997.

      Management of the Company expects that a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code will be necessary to effect the restructuring. The Company intends to present its plan of reorganization simultaneously with its bankruptcy filing, and seek confirmation thereof at the earliest possible opportunity. The Company expects that a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code will occur in mid August, 1997, although no assurance can be given in that regard.

      See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the significant liquidity shortage which impacted the Company during 1996 and 1997.

INDUSTRY

      The Company competes in the domestic and foreign decorative home accessories market which is characterized by a variety of product niches and distribution channels. The Company's specific market encompasses the decorative home accessories segments of both the fragmented giftware market and the more traditional home textile market.

PRODUCTS

      The Company has five major product divisions: gift division, bath furnishings, window treatments, bedding products, and Calvin Klein Home Collection. General descriptions are included below.

      Gift Division. The gift division's products include decorative throws, pillows, table runners, placemats, rugs and golf towels. The gift division utilizes the jacquard weaving process to produce decorative home products manufactured in complementary colors and designs. The gift division's products are primarily marketed under The Rug Barn, Hedges & Ivy and QTI Sports labels. General descriptions of the gift division's product lines are included below.

            Throws. Throws represent the largest segment of the gift division's product mix. The throws are woven in 2-layer, 3-layer and tapestry versions (typically referred to as 2-ply, 3-ply and picturesque). Adding a third layer to a throw adds weight and enables the throw to be produced with additional colors and designs. The designs, styles, and colors of the Company's throw product line are generated either from the Company's internal design staff or external designers or licensers. The Company has affiliations with outside designers including Warren Kimble, Laurel Burch, Oliveria Brandewein, The Fraser Collection, Sanderson, Guy Harvey, Sony Signatures, Tracy Porter and Sam Butcher, designer of the popular line Precious Moments. Additionally, the Company has product licensing arrangements with 125 NCAA colleges and universities as well as the Professional Golf Association and Major League Baseball. The Company also has developed a custom throw business which enables customers to customize the design and coloration of the throw. Also, the gift division offers rayon and acrylic chenille throws in a broad range of decorative colors.

            Pillows. The gift division introduced its line of decorative pillows in June 1993, and currently offers an assortment of pillows many of which coordinate with the best selling throws. Pillows are available in approximately 30 different designs.

            Placemats and Table Runners. The gift division began producing its "tabletop" collection of jacquard woven cotton placemats and table runners in January 1993 and currently offers a broad assortment of designs. In most cases, the placemats and table runners are available as matching sets.

            Rugs. The gift division currently offers a limited selection of jacquard woven cotton throw rugs. The rugs are made using the same manufacturing process as the Company's other jacquard woven products, but are distinguished from other product categories in that they are woven with heavier yarn to be more durable for day to day use. The gift division is currently expanding its rug offerings through both printed and hand-hooked wool rugs.

            Golf and Sport Towels. The gift division also produces terry cloth golf and locker towels which display the logos of golf courses, country clubs and resorts. These products are marketed and produced on a custom basis.

      Bath Furnishings. The bath furnishings division product offering consists of shower curtains, embellished towels and coordinated accessories. These products are marketed under two brands: the Accents by Home Innovations line for mass merchandisers and national chains and the Home Innovations line for department and specialty stores. HII uses various techniques in manufacturing its towels such as printing, embellishing and embroidering, thus enabling the Company to supply a wide variety of product types and styles.

      Window Treatments. The window treatment division produces a wide variety of window treatments and coordinates such as wallpaper borders, placemats, chairpads and fabric by the yard. The Company has diversified from the marketing of traditional bedroom and living room window treatments to other areas such as the kitchen and bathroom environments. These products are marketed under two brands: the Accents by Home Innovations line for mass merchandisers and national chains and the Home Innovations line for department and specialty stores.

      Bedding Products. The Company's bedding products division is organized around two brands: the Home Innovations line, consisting of jacquard-woven, 200-thread count, 50/50 cotton/polyester blend sheets and accessories targeted at department stores and mid-market retailers; and the Marquis line, a collection of 180 thread count, 50/50 cotton/polyester blend sheets and accessories, targeted at the mass merchandise market. Bedding division products include comforters, bedspreads, pillow shams, decorative pillows, dust ruffles and other accessories.

      Calvin Klein Home Collection. In May 1994, HII, through its wholly owned subsidiary, Calvin Klein Home, Inc.("Calvin Klein Home"), became Calvin Klein Inc.'s ("Calvin Klein") exclusive master licensee to introduce the Calvin Klein Home Collection under the "Calvin Klein" trademark. The original license covered North and South America, Europe and the Caribbean (the "Licensed Territory"). This license agreement had an initial term ending December 31, 1997, with an automatic renewal period of three years commencing January 1, 1998, and one additional three-year renewal term commencing on January 1, 2001, at the sole option of Calvin Klein Home, Inc. subject to meeting certain minimum sales targets. Under the original agreement, the total term of the contract would have been nine years plus 9 months. Under the license agreement, Calvin Klein Home has guaranteed Calvin Klein certain minimum royalties in exchange for an exclusive right to use the "Calvin Klein" logo in connection with the manufacture, distribution and sale within the Licensed Territory of home products covered by the license (the "Licensed Products"). In addition to the "Calvin Klein" logo, the license agreement permits Calvin Klein Home to use the "CK/Calvin Klein" trademark in certain circumstances. The license agreement provides that, in the event that Calvin Klein receives a proposal for a license to use the "CK/Calvin Klein" trademark, including the "CK" logo on Licensed Product in the Licensed Territory, Calvin Klein will offer Calvin Klein Home the opportunity to enter into good faith negotiation regarding a license agreement for such trademark on terms that are no less favorable than such proposed license. In connection with the restructuring plan discussed elsewhere herein (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") the original license described above was terminated and an interim license entered into upon similar terms and conditions. As part of the interim license agreement, the Company changed the name of Calvin Klein Home, Inc. to DHA Home, Inc. ("DHA Home"). The interim license expires on the earlier of (i) April 30, 1998, or (ii) upon the successful completion of the restructuring plan.

The collection of Licensed Products includes the following:

            SOFT PRODUCTS                       NON-SOFT PRODUCTS
            -------------                       -----------------
            Comforters                          Dinnerware, including:
            Sheets                                      glassware
            Towels                                      woodenware
            Bedspreads                                  crystal
            Quilts                                      flatware
            Area rugs                                   china
            Shams                                       porcelain
            Dust ruffles                                cutlery
            Decorative pillows
            Window treatments                  Gift and  accessory  products, including:
            Fabric covered accessories                  picture frames
            Shower curtains                             baskets
            Bath rugs                                   decorative gifts
            Ceramic and laminated accessories           paper partyware
            Bath valances                               photo albums
            Duvets and duvet covers                     gift wrap
            Packaged fabric by the yard                 stationary products
            Coordinated fabric                          furniture
            Coordinated wall borders                    carpet
            Furniture covers                            wallpaper
            Napkins
            Placemats
            Chair ads
            Table rounds
            Tablecloths
            Bed pillows
            Throws
            Blankets
            Closet and storage accessories
            Kitchen textiles


            With respect to the non-soft Licensed Products, the license provides that DHA Home shall have entered into sublicenses by January 1, 1996 in order to retain the exclusive right to manufacture, distribute and sell at wholesale such products in the Licensed Territory. Calvin Klein, Inc., however, has sole discretion in approving the selection of all sublicensees, as well as the styles, designs, packaging, components, workmanship, quality, display, merchandising, advertising and promotion of all Licensed Products. DHA Home has entered into a Sublicense Agreement with Swid Powell, Inc. as sublicensee for the production of dinnerware and selected giftware. Although the deadline to sublicense has passed, DHA Home is currently working closely with Calvin Klein, Inc. in determining appropriate sublicensees and the timing of introduction of the other non-soft Licensed Products. No assurance can be given that any additional sublicensees will be approved by Calvin Klein. Certain non-soft products sold outside of the Company's targeted distribution channels will not be sub-licensed by the Company. The Company has agreed to allow Calvin Klein, Inc. to license this sale of non-soft products directly.

PRODUCT DESIGN AND DEVELOPMENT

      Because the demand for decorative home furnishings and home textile products is based on their fashion appeal to retailers and ultimately consumers, the success of the Company's business is highly dependent upon the

Company's ability to design and develop a wide range of attractive products and a wide array of colors and color combinations at attractive price points.

      The Company has made a significant investment in design automation equipment including CAD/CAM equipment. The Company employs a design staff of approximately 25 people to constantly evaluate trends in home furnishings design and to introduce new product designs and construction throughout all channels of distribution. Additionally, the Company has entered into numerous licensing agreements to facilitate further product development and enhancement.

      Significant time is spent by employees in activities such as meeting with stylists, designers, customers, suppliers, and machinery manufacturers as well as producing samples and running trials in order to develop new products and markets. These activities are performed at various levels and at various locations and their specifically identifiable incremental costs are not material in relation to the Company's total operating costs.

MARKETING AND DISTRIBUTION

      The Company markets its products through most major decorative giftware and home textiles distribution channels, including gift shops, department stores, mass merchandisers and specialty stores. The Company attempts to achieve differentiation by offering products which it believes have better quality or more unique styling than competing products at equal or lower prices. In the case of The Rug Barn's throws, the Company focuses on fashionable colors and designs as well as custom and licensed designs. Home Innovations focuses on providing quality bedding, bath and window treatment products through steadfast attention to current fashionable designs and popular color schemes. The Company seeks additional differentiation through the use of coordinated presentations. The Company's manufacturing process enables Home Innovations to ship coordinated products from the same distribution center in one shipment, thereby encouraging the retailer to display the products as a set.

      The Rug Barn distributes its products to 15,000 - 20,000 gift accounts nationwide in orders as small as four units. The Company believes that The Rug Barn's guaranteed 48-hour turnaround time on in-stock items allows small specialty retailer or gift shop operators to minimize their inventory investments and effectively operate on a "just in time" basis. Home Innovations' distribution strategy is similar to The Rug Barn's. Home Innovations' current manufacturing process enables it to produce products in small production runs, allowing minimum print runs of approximately 2,500 yards.

      The Rug Barn distributes its throws and accessories primarily through a nationwide network of external regional sales representatives. Most of these representatives have salespeople who do not sell products that compete with The Rug Barn's products. In addition to its network of external sales representatives, The Rug Barn employs internal account executives who handle selected large department stores, mass merchandisers and custom accounts. International accounts are serviced by internal account executives through a network of independent agents and distributors.

      HII distributes its products through a team of dedicated internal account executives in addition to various external regional independent sales representatives. Mass merchandisers and large department store accounts are handled primarily by HII personnel, while small and medium size department stores and specialty stores are handled outside the company by independent sales representatives. Because department store, mass merchandiser and specialty store distribution tends to be relationship driven, HII seeks to maintain excellent relationships with most major retail purchasers, or "buyers."

MANUFACTURING

      The Rug Barn. The Rug Barn's throws, placemats, cotton rugs, pillows and blankets/coverlets are manufactured in its 400,000 square foot manufacturing facility in Abbeville, South Carolina. Certain non-cotton throws and rug production is outsourced to independent producers in China. The Rug Barn's manufacturing facility includes computerized jacquard looms that allow the Rug Barn to transform an artist's throw design into a newly-woven throw in a matter of hours.

      Home Innovations. HII manufactures window treatments and shower curtains at its Draymore facility in Mooresville, North Carolina; bedding products at its Glenn Facility in Morven, North Carolina; and bath products at its two facilities in Lake Zurich, Illinois. Management of the Company expects to relocate the manufacturing of bath products to South Carolina in 1998. Provided that the company has sufficient funds the Company plans to invest $3.4 million in new equipment related to the relocation of its bath division. DHA Home products are manufactured at HII's cut-and-sew operation in Wadesboro, North Carolina from imported printed fabric goods. Additionally, certain items are purchased from domestic or foreign manufacturers.

      HII does not manufacture "commodity" materials or products; instead it focuses on processes that it believes command higher margins by adding unique value. For example, HII has chosen not to weave its own towel blanks, but rather add value by embellishing pre-existing towel blanks. Management believes that the large number of greige goods providers and level of vendor competition generally enables HII to purchase its raw materials more cost-effectively than if it weaved its own fabric. See "Business - Raw Materials."

       HII's cut-and-sew operations are labor intensive and production lines are organized to optimize labor productivity while retaining the flexibility to adapt to ever-changing designs and styles. HII's strategy depends upon experienced operations management to integrate its design, printing, manufacturing and distribution capabilities into a competitive cost structure. Pursuant to its long-term strategy, management has begun to upgrade the Company's management information systems and share design systems used by The Rug Barn with the goal of enhancing the overall productivity of the Company's consolidated manufacturing operations. Because of the liquidity shortage faced by the Company during 1996 and early 1997, the implementation of this strategy has been delayed.

CUSTOMERS

      During 1996, five department stores or mass merchandisers accounted for approximately 32.2% of the Company's total net sales. Of these customers, J.C. Penney accounted for approximately 15.4% of the Company's total net sales. The Company does not have a written agreement with J.C. Penney; the indicated volume was the result of purchase orders received by the Company in the ordinary course of its business. The terms and conditions of the sales to J.C. Penney are comparable to those offered to other customers.

RAW MATERIALS

      One of the principal raw materials used in the manufacture of the Company's gift division's products is cotton yarn, a significant amount of which is purchased under fixed-price, cancellable contracts, dependent on actual delivery of goods, with terms of up to twelve months from various suppliers. Cotton yarn accounts for approximately 70% of The Rug Barn's cost of goods sold. Management of the Company believes there is an ample supply of spun yarn to service its manufacturing requirements.

      The Company also uses a substantial amount of greige goods material, a fabric processed from raw cotton and other raw materials, in its manufacturing process. Approximately 40% of HII's cost of goods sold are attributable to greige goods. During 1994, 1995, and 1996, each of Alice Mills, Inc., Clinton Mills, Inc. and Hamrick Mills, Inc. supplied 10% or more of the greige goods used by the Company. Management of the Company believes that the supplies purchased from these vendors could be purchased from several other readily available sources.

      The Company also purchases a significant amount of towel blanks for use in its bath business. Industry-wide capacity shortages for towel blanks during 1996 had a detrimental impact on the Company's sales. In order to help ensure an adequate supply of towel blanks in the future, management of the Company is diversifying the towel supplier base.

COMPETITION

      Within the giftware market, the Company competes with thousands of manufacturers servicing over 100,000 retailers, including 70,000 gift stores, in the United States. Giftware manufacturers tend to be small operations that focus on single-product novelty items or a long-running, unique product line. Management of the Company believes that it competes in the decorative giftware market on its reputation, manufacturing capabilities and product designs.

      Within the home textiles industry, the Company competes with large mills, small specialty products manufacturers and medium-sized, niche manufacturers. Large textile mills tend to be well-capitalized operations which focus on mass-produced, commodity type textiles products such as basic sheets, comforters and towels. The Company aggressively avoids competing in high-volume, commodity-oriented product areas already serviced by the large mills. Small specialty products manufacturers tend to have a limited product offering. Management believes that the Company's market presence, its manufacturing and distribution systems and the breadth of its product line allow it to compete against specialty products manufacturers. Medium-size, niche manufacturers present the greatest competition to the Company. Niche manufacturers typically focus on profitable product niches in the bedding, bath, window treatments and accessories market in a manner similar to that of the Company. Moreover, these manufacturers tend to possess the minimum required production levels to reach a level of production and marketing economies of scale not available to smaller manufacturers. Nonetheless, management believes that its distribution, design skills and manufacturing operations allow it to compete against other medium-size, niche producers.

EMPLOYEES

      As of December 31, 1996, the Company had approximately 2,050 employees, none of whom are currently represented by a union. Management of the Company considers relations with its employees to be good.

GOVERNMENTAL REGULATION

      The business and operations of the Company are subject to governmental regulation, including employee health and safety laws and regulations; laws and regulations governing employment practices, wages and hours, and employee benefits; and environmental laws and regulations. The Company believes that it is in compliance in all material respects with applicable laws and regulations, and that such compliance has not materially affected its business or required major capital expenditures.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the retail industry, the Company's inability to receive customary credit terms from its vendors, the possible adverse impact of a Chapter 11 filing, the failure to consummate the capital restructuring plan on a timely basis, competition from a variety of firms ranging from small manufacturers to large textile mills, the seasonality of the Company's sales, the volatility of the Company's raw materials cost and availability, the Company's dependence on key personnel and the risk of loss of a material customer or a significant license. These and other factors are more fully described herein and in the Company's previous filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated November 10, 1995.

ITEM 2.     PROPERTIES

      The Company owns and leases facilities in North Carolina, South Carolina, New York, Texas and Illinois. The following table lists the Company's facilities:

                                      Approximate
                                      Floor Space
    Location        Owned/Leased     (Square Feet)                      Description
---------------     -----------      -------------      ----------------------------------------------
Mooresville, NC         Owned           547,552         Offices, Printing, Manufacturing and Warehouse
Morven, NC              Owned           459,500         Manufacturing
Abbeville, SC           Owned           400,000         The Rug Bar Executive Offices, Manufacturing,
                                                          Distribution and Showroom
Lake Zurich, IL         Leased(1)       199,544         Industrial Buildings/Office Space
Morven, NC              Leased(2)        54,000         Storage Warehouse
Cheraw, SC              Leased(3)        42,000         Storage Warehouse
Lake Zurich, IL         Leased(4)        37,689         Industrial Building/Manufacturing
Lake Zurich, IL         Leased(5)        27,700         General Warehouse/Manufacturing
New York, NY            Leased(6)        26,523         Offices, Salesroom, Showroom
Wadesboro, NC           Leased(7)        30,000         Manufacturing Space and Office/Administration
                                                          Space

Cheraw, SC              Leased(8)         5,760         Metal Fabrication and Maintenance Shop
Lake Zurich, IL         Leased(9)         4,694         Industrial Warehouse
Mooresville, NC         Leased(10)        8,000         Outlet Store
South Plano, TX         Leased(11)        2,336         Office and Showroom

------------------
(1)   Lease term expires May 31, 1998.
(2)   Lease term is month to month.
(3)   Lease term is month to month.
(4)   Lease term expires May 31, 1998.
(5)   Lease term expires May 31, 1998.
(6)   Lease term expires January 31, 1999.
(7)   Lease term expires November 30, 2000.
(8)   Lease term is month to month.
(9)   Lease term expires May 31, 1998.
(10)  Lease term expires July 31, 2001.
(11)  Lease term expires July 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

      As contemplated by the Company's previously announced capital restructuring plan, the Company expects that a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code will occur in mid August, 1997. See "Business - Capital Restructuring Plan." The Company is not a party to any litigation, and is not aware of any pending or threatened litigation except for the anticipated voluntary Chapter 11 filing previously discussed, that would have a material adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      There is no established public trading market for the Company's common stock. As of May 15, 1997, there was one record holder of the Company's Class A Common Stock, six record holders of the Company's Class B Common Stock, one record holder of the Company's Class C Common Stock and two record holders of the Company's Class D Common Stock. The Company did not declare any dividends on outstanding common stock during 1994, 1995 or 1996. Certain of the Company's contracts restrict its (or The Rug Barn's or HII's) ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

ITEM 6.  SELECTED CONSOLIDATED/COMBINED FINANCIAL DATA

                                                 SUCCESSOR COMPANY(1)                    PREDECESSOR COMPANY(1)
                                   -------------------------------------------   --------------------------------------
                                          YEARS ENDED             EIGHT MONTHS   FOUR MONTHS          YEARS ENDED
                                          DECEMBER 31,               ENDED          ENDED             DECEMBER 31,
                                   --------------------------     DECEMBER 31,    APRIL 30,      ----------------------
                                     1996            1995(3)         1994           1994           1993          1992
                                   ---------        ---------     ------------    ---------      --------      --------
STATEMENT OF OPERATIONS DATA:
  Net sales                        $ 176,733        $ 128,031      $  50,102      $  14,609      $ 49,002      $ 32,862
  Income (loss) from operations      (93,693)          10,268         12,452          2,731        11,706         5,027
  Net income (loss)                 (115,241) (4)      (3,362)         4,841          2,691        11,783         4,694

OTHER FINANCIAL DATA:
  Depreciation and amortization       10,051            6,552          2,404            465         1,228           726
  Capital expenditures                 4,019            4,106          3,665          3,575         2,406         4,588
  Ratio of earnings to fixed
    charges(2)                             -                -           2.63x         13.66x        18.35x        10.16x

BALANCE SHEET DATA:
 Total assets                        116,046          215,853         81,118         25,432        25,838        16,716
 Total long-term debt, including
   current portion                   158,930          131,452         68,400          5,465         5,383         5,667
 Redeemable common stock               2,476            1,639            762              -             -             -
 Redeemable preferred stock           49,351           41,059              -              -             -             -

----------

(1) Effective May 1, 1994, DHA purchased, through its wholly owned subsidiary The Rug Barn (successor in interest to International Textiles, Inc.), certain assets and assumed certain liabilities from a group of commonly controlled companies known collectively as International Textile Fabrics, Inc. ("ITF" or the "Predecessor Companies") and acquired certain other assets from the principal shareholders of ITF (collectively, the "DHA 1994 Recapitalization"). Financial data as of and for the twelve months ended December 31, 1992 and 1993 and as of and for the four months ended April 30, 1994 were derived from historical combined financial statements of ITF. Financial data as of and for the eight months ended December 31, 1994 and as of and for the twelve months ended December 31, 1995 and 1996 were derived from historical consolidated financial statements of DHA.

(2) The ratio of earnings to fixed charges is expressed as the ratio of pre-tax income plus fixed charges to fixed charges. Fixed charges consist of interest expense and the interest component of rental expense, assumed to be approximately one-third of rental expense.

(3) On July 13, 1995, DHA purchased Home Innovations, Inc. for a cash purchase price of approximately $95.1 million, after a $6.7 million adjustment to the purchase price, including acquisition related costs of approximately $2.0 million. The Company also assumed approximately $35.0 million in liabilities consisting principally of trade payables and accruals and $2.3 million of junior subordinated notes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company allocated the purchase price of the assets acquired and liabilities assumed based on their respective fair values.

(4) Includes a non-cash charge of approximately $79.7 million for goodwill impairment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA and should be read in conjunction with the respective financial statements of DHA and the notes thereto included elsewhere in this Form 10-K. The following table includes unaudited pro forma financial information as if the 1994 acquisition and recapitalization of DHA and the July 1995 purchase of Home Innovations, Inc. occurred as of January 1, 1994. Such adjustments to the pro forma financial information consist principally of the following:

            Net adjustments to cost of goods sold and selling, general and administrative ("SG&A") expenses relating to adjusting depreciation expense for the new basis of accounting resulting from the DHA and HII acquisitions; increases in SG&A expenses to account for the amortization of goodwill and the identifiable intangible assets resulting from the DHA and HII acquisitions; increases in SG&A expenses to account for compensation expense resulting from granting stock options at less than fair market value; increases in SG&A expenses related to management fees; net adjustments to interest expense resulting from the issuance of 13% Senior Notes due 2002; extinguishment of prior debt; and amortization of debt issuance costs and accretion of discount on the Senior Notes.

            Depreciation and amortization totaled approximately $10.0 million for 1996 and pro forma depreciation totaled approximately $9.1 million and $8.3 million for 1995 and 1994, respectively. Pro forma depreciation was approximately $1.1 million less than historical combined depreciation due to the new basis of the assets resulting from the acquisition of HII. Stock option expense included in pro forma SG&A expenses totaled pproximately $348,000 for 1995.

      Management's discussion and analysis of the results of operations for the items presented below should be read using the following actual and pro forma financial information (in thousands):


                                ACTUAL                  PRO FORMA
                              -----------        --------------------------
                              DECEMBER 31,       DECEMBER 31,   DECEMBER 31,
                                 1996               1995           1994
                              -----------        ----------     -----------
Sales                        $   176,733        $  206,679     $   223,641
Cost of Goods Sold               138,633           149,580         153,717
                              -----------        ----------     -----------

    Gross Profit                  38,100            57,099          69,924

SG&A Expenses                     52,076            47,816          49,080
Charge for Goodwill
Impairment                        79,717                --              --
                              -----------        ----------     -----------

Income (Loss) from
Operations                       (93,693)            9,283          20,844
                              -----------        ----------     -----------

Interest Income (Expense):
    - Interest Expense           (19,985)          (17,780)        (17,582)
    - Interest Income                 69               322             164
                              -----------        ----------     -----------
                                 (19,916)          (17,458)        (17,418)
                              -----------        ----------     -----------
Income (Loss) Before
  Income Taxes               $  (113,609)       $   (8,175)    $     3,426
                              ===========        ==========     ===========

IMPACT OF THE PURCHASE OF HOME INNOVATIONS, INC.

      On July 13, 1995, DHA acquired HII, a manufacturer of niche oriented home accessories with five major product areas: bath furnishings, window treatments, furniture covers, bedding products and the Calvin Klein Home Collection, a new line of designer home products launched in September 1995 under the Calvin Klein trademark. The cash purchase price of HII was approximately $95.1 million, after a $6.7 million adjustment to the purchase price, including acquisition related costs of approximately $2.0 million. The Company also assumed approximately $35.0 million in liabilities consisting principally of trade payables and accruals and $2.3 million of junior subordinated notes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company allocated the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The $6.7 million adjustment to the purchase price was determined as a result of the difference between the net assets specified in the purchase agreement and the actual net assets received as of the closing date and certain indemnifications from the sellers. The $6.7 million was received from the sellers in December 1995.

RESULTS OF OPERATIONS

      As described above, the results of operations for 1995 and 1994 reflect pro forma adjustments related to the acquisition of HII in July 1995. Additionally, the results of operations for 1994 reflect pro forma adjustments related to the acquisition and recapitalization of DHA in May 1994.

ACTUAL YEAR ENDED 1996 COMPARED TO PRO FORMA YEAR ENDED 1995

NET SALES

      Net sales for the year ended December 31, 1996 decreased $29.9 million or 14.5%, to $176.7 million compared to pro forma net sales of $206.7 million for the year ended December 31, 1995. The liquidity shortages faced by the Company in 1996 significantly impacted the Company's ability to service its customer base. Given the limited resources, the Company attempted to service its most significant customers. Sales for the year ended December 31, 1996 were negatively impacted by weak consumer demand and conservative inventory management by retailers serviced by the Company in the first six months of 1996. During the fourth quarter of 1996, sales were negatively impacted in the Company's window and bedding businesses as a result of a significant changeover in the styling and merchandising of these product lines. The anticipated introduction of the re-merchandised product lines resulted in weak fourth quarter demand for the existing product lines. The new lines were not targeted to impact sales until the first quarter of 1997. Sales in the Company's bath business were negatively impacted by delivery shortages for towel blanks as a result of an industry-wide capacity shortage. Sales in the Company's gift division (primarily cotton throws) also fell below expectations as a result of continued weakening in the jacquard woven throw business. Finally, 1996 sales were negatively impacted from the decline in furniture cover sales, resulting from the Company's decision to exit this business. The growth in DHA Home sales partially offset the 1996 declines.

GROSS PROFIT

      Gross profit decreased $19.0 million or 33.3% to $38.1 million in 1996 from pro forma gross profit of $57.1 million in 1995. Gross profit margin decreased to 21.6% in 1996 from a pro forma gross profit margin of 27.6% in 1995. Through the use of fixed price contracts with multiple vendors, the Company was able to satisfy all of its raw material needs and accordingly, raw material costs in 1996 were not significantly changed from 1995 levels. Gross profit margin in 1996 was negatively impacted by increases in inventory cost adjustments totaling approximately $3 million to provide for slow moving and obsolete inventory. The majority of these adjustments related to inventory associated with specific marketing and merchandising programs that were changed or discontinued following the change over in senior management during the later part of 1996. Additionally, charges totaling $1.3 million were recorded in the fourth quarter to write-off inventory and fixturing associated with these programs. The gross profit margin for 1996 was also negatively impacted by a revaluation of the inventory costing standards performed during the fourth quarter of 1996. Standards are based on volume and efficiency levels and plant infrastructures which had been significantly adjusted by the new management team at the Company during 1996 as a result of the present demand for the Company's products. The standard cost revaluation resulted in charges to the 1996 statement of operations totaling $2.5. Finally, gross margin was negatively impacted by the Company's decision to expanded its giftware product offerings to include items sourced from other manufacturers. The margins realized on these products are below those realized on items manufactured by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses increased $4.3 million, or 8.9% to $52.1 million for the year ended December 31, 1996, from $47.8 million for the pro forma year ended December 31, 1995. SG&A expense, as a percentage of sales, increased to 29.5% for 1996 from 23.1% for 1995. The year-to-year decline in sales volume resulted in higher relative SG&A costs primarily as a result of the fixed salary structure of the Company's sales and marketing functions. Positively impacting the 1996 expenses were ongoing cost and headcount reduction programs related to DHA's acquisition of HII. Duplicate functions were eliminated and cost reductions of approximately $1.2 million achieved from consolidating certain marketing, sales, design and support services. Negatively impacting the 1996 SG&A amounts were charges totaling approximately $1 million related to the discontinuation of certain marketing and merchandising programs following the change in senior management during the later part of 1996. Also negatively impacting the 1996 expenses were an increase in charges and the allowance for uncollectable accounts specifically related to customer chargebacks for pricing discounts and allowances and returns of approximately $5.0 million. Finally, 1996 SG&A expenses were negatively impacted by approximately $1.0 million for costs associated with DHA Home. Advertising and overhead expenses associated with DHA Home, as a percentage of sales, exceeded the level of such costs for the Company's more mature businesses. This investment in the growth of DHA Home is part of the Company's long term plan and management of the Company expects that SG&A expenses as a percentage of sales for DHA Home will continue to exceed those of its other mature businesses for the next 12 - 24 months.

FOURTH QUARTER OPERATING RESULTS

      During the fourth quarter, there were several significant events which significantly impacted the results of operations and the ability of the Company to service its working capital needs and debt obligations:

      - On October 18, 1996, the Company's CEO and Executive Vice President of Operations resigned their positions with the Company at the request of the board of directors. In order to settle certain disputes between the Company and the former CEO and Executive Vice President of Operations, these officers paid the Company $448,500, and transferred $6.9 million principal amount of the Company's Senior Notes, 6,900 shares of Class F Common Stock, and 965,100 shares of Class A Common Stock to the Company. See Item 13 "Certain Relationships and Related Transactions."

      - Following the departure of the former CEO and Executive Vice President of Operations, a critical analysis of many of the Company's marketing, merchandising and inventory realization plans was performed by the newly installed management team. This analysis led to significant write-offs of inventory, fixturing and printed advertising materials.

      - During October, 1996 the Company introduced substantially upgraded product lines for all of its business units. These introductions were necessary in order for the Company to remain competitive in its markets. The transition period between the existing product lines and sales of the new product lines contributed to a significant variance in sales below previous projections for the fourth quarter of 1996.

      - Because of poor fourth quarter operating results, the majority of the Company's significant vendors tightened credit limits and placed the Company on cash on delivery or cash before delivery terms. The lack of trade credit significantly impacted the Company's ability to service its working capital needs specifically related to the purchase of raw materials. The liquidity shortage also negatively impacted the Company's ability to service customer orders during the first half of 1997.

      - The continued softening of the cotton woven throw market in giftware had a larger than expected negative impact on 1996 sales performance. Historically, the third and fourth quarters are critical sales periods for this product line. The Company continued to experience a substantially lower demand for its cotton woven throws in the first half of 1997.

ACCOUNTING CHANGE - GOODWILL WRITE-OFF

      Prior to the fourth quarter of 1996, the Company evaluated the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining amortization period could be recovered through undiscounted future operating cash flows of the acquired operations. In the fourth quarter of 1996, the Company changed its method for evaluating the recoverabilty of goodwill to a method whereby the carrying amount is compared to its estimated fair value, and any excess carrying amount is determined to be impaired. The fair value of goodwill is estimated by subtracting the estimated fair value of the Company's identifiable net assets from the fair value of the Company in its entirety, which is estimated using a discounted cash flow approach. The Company believes fair value is a preferable method to assess goodwill for recoverability as it believes that the value at which the Company could be bought and sold in an arms length transaction between a willing buyer and seller is the most objective evidence and, therefore, the most relevant measure of its value. Based on an evaluation of the recoverability of goodwill at December 31, 1996, the Company concluded that its unamortized balance of goodwill, $79.7 million, was impaired and has recorded a pre-tax charge for such amount in the accompanying 1996 consolidated statement of operations.

PRO FORMA YEAR ENDED 1995 COMPARED TO PRO FORMA YEAR ENDED 1994

NET SALES (PRO FORMA)

      Pro forma net sales for 1995 decreased $16.9 million or 7.6%, from $223.6 million for 1994 to $206.7 million in 1995. Sales in several of the Company's major product categories declined principally as a result of soft retail conditions in the major markets served by the Company, most noticeably during the second half of the year. All distribution channels served were affected by the difficult retail environment including the giftware trade. These declines were partially offset by sales growth in the DHA Home business introduced in September 1995.

GROSS PROFIT (PRO FORMA)

      Pro forma gross profit decreased $12.8 million or 18.3% from $69.9 million in 1994 to $57.1 million in 1995. Pro forma gross profit margin decreased from 31.3% in 1994 to 27.6% in 1995. During the first half of 1995, the spot price of cotton, the Company's principal raw material, increased significantly over the same period in 1994. The Company was able to substantially mitigate the impact of these price increases on its operating performance through the use of fixed price contracts with multiple vendors to satisfy its raw material needs. Accordingly, raw material costs in 1995 were not significantly changed from 1994 levels. Gross profit margin in 1995 was positively impacted by a strategic change in the Company's sales mix but was offset by changes in marketing and manufacturing strategy made by management intended to improve future performance. Gross profit margin in 1995 was negatively impacted by increases in inventory cost adjustments totaling approximately $2.5 million to provide for slow moving and obsolete inventory at HII in its closing acquisition date balance sheet. (A portion of the charges for these cost adjustments were included in the $3.4 million earnings charge recorded in connection with the $6.7 million purchase price adjustment previously discussed.) Additionally, losses totaling approximately $2 million were recorded on sales of slow moving, closeout and obsolete inventories disposed of during 1995. The earnings charges related to inventory resulted from an inventory reduction plan implemented in the third quarter of 1995. Reduced efficiencies in the cut-and-sew and printing plants also reduced gross profit margins in 1995. In implementing management's goal of improving operations, inventory controls were tightened and several of the operating schedules of the Company's plants were reduced during the third and fourth quarters of 1995. This resulted in substantial unabsorbed fixed overhead and lower overall margins.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES (PROFORMA)

      Pro forma SG&A expenses decreased from $49.1 million in 1994 to $47.8 million in 1995 primarily due to a reduction in the Company's variable selling and distribution costs, principally commissions, resulting from the decline in sales in 1995. Offsetting these reductions were increased SG&A expenses in 1995 of approximately $1.5 million related to the introduction of the Calvin Klein Home line and the associated promotional expenses. The initial shipments for the Calvin Klein Home line commenced in September 1995. 1995 SG&A expenses also increased due to the addition in the allowance for uncollectible accounts specifically related to customer chargebacks and returns of approximately $1 million. This charge was included in the $3.4 million earnings charge recorded in connection with the purchase price adjustment discussed above. Increased employee benefit costs of approximately $0.5 million also increased SG&A expenses. These costs resulted from HII's former self-insured medical plans. Finally, SG&A expenses increased in the areas of international sales and mass merchandiser marketing as well as the expansion of the design function to facilitate the Company's expansion into mass merchandiser and custom products markets for its jacquard woven throws. These expenditures were made to invest in the Company's capability to better service these markets.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity for operations and expansions are funds generated internally and borrowings under its revolving credit facility ("Revolving Credit Facility") with Congress Financial Corporation ("Congress"). The Revolving Credit Facility provides for a revolving loan facility and letters of credit based on specified levels of underlying collateral with a maximum principal amount equal to the lesser of (a) $50 million or (b) a specified borrowing base, which is based on eligible receivables and inventory of the Company and its operating subsidiaries ("Borrowing Subsidiaries"). The Revolving Credit Facility (or a similar credit facility) is essential for the Company's working capital needs.

      On December 31, 1996, the Company had $3.8 million available for borrowing under the Revolving Credit Facility borrowing base formula based on underlying collateral (net of $30.8 million of outstanding borrowings and $418,000 in outstanding letters of credit). Borrowings under the Revolving Credit Facility are made on a daily basis for requirements for that business day and repayments are made on a daily basis by cash collections from trade accounts receivables.

      The Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is prohibited in accordance with the Revolving Credit Facility. Further, there are limitations on the Company's ability to incur additional indebtedness and make loans, advances and investments. On May 23, 1997, the Revolving Credit Facility was amended for, among other things, changes in certain covenants including the tangible net worth calculation. There were no Events of Default (as defined) under the Revolving Credit Facility, as amended, at December 31, 1996.

      On March 1, 1997, the Revolving Credit Facility was amended to provide for a line of credit ("Supplemental Facility") pursuant to which Congress agreed to make supplemental loans ("Supplemental Loans") up to an aggregate principal amount of $5.0 million. The Supplemental Loans were guaranteed by Fund V. The guarantee was limited to the cash collateral amount of $2.5 million. The Supplemental Loans under the Supplemental Facility were repaid in full on May 27, 1997, the guarantee was terminated and cash collateral returned.

      In connection with the capital restructuring plan, Magten arranged for a $20 million secured term loan facility. See "Business-Capital Restructuring Plan." In late May, the Company borrowed $15 million under the Term Loan Facility and the remaining $5 million was borrowed in July. Proceeds from the Term Loan Facility were used to repay the Supplemental Loans, to reduce trade payables and to purchase inventory.

      The Company continues to receive little or no trade credit, which adversely impacts its liquidity position. As of the date of this filling, sources of liquidity are approximately $2.5 million of availability under its Revolving Credit Facility and approximately $678,000 of cash.

      Cash flows used in operating activities were approximately $18.6 million in 1996 compared to cash used in operating activities of $6.7 million in 1995 and $12.3 million provided by operating activities in 1994. The principal reason for the change in cash flow from operating activities between 1996 and 1995 was an increase in the net loss and a $7.6 million decrease in accrued interest in 1996. The decrease in accrued interest resulted from the timing of the interest payment on the Company's Senior Notes offset by an $11.1 million decline in inventories.

      The Company sells its products almost entirely on credit. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company maintains an allowance for doubtful accounts, determined based on management's estimates of collectibility of past due accounts and prior experience, that is deemed sufficient to provide for estimated credit losses.

      Management believes the DHA Home division has increased the Company's working capital needs in 1996 by approximately $8 to $12 million from 1995 levels. Management believes that the 1996 working capital requirements related to DHA Home peaked in April 1996. Management expects that the working capital requirements for supporting the DHA Home lines should be approximately $5 to $7 million for the next 12 to 15 months.

      Cash flows used in investing activities were approximately $2.8 million in 1996 compared to cash used in investing activities of $100.3 million in 1995. Approximately $95.1 million was used to purchase HII in July 1995. Capital expenditures were approximately $4.0 million in 1996, $4.1 million in 1995 and $7.2 million on a pro forma combined basis in 1994. The Company currently has no material commitments for capital expenditures. However, the Company plans to invest $3.4 million during 1997 and the first quarter of 1998 in new equipment if sufficient funds are available.

      Cash flows provided by financing activities were approximately $23.2 million in 1996 compared to $98.8 million in 1995 and cash used in financing activities of $4.1 million on a pro forma combined basis in 1994. In July 1995, the Company consummated its sale of 13% Senior Notes due 2002 and Class F common stock with gross proceeds of $125 million (approximately $117.5 million net of issuance costs) and its sale of redeemable Preferred Stock, Class D common stock and warrants with gross proceeds of $50 million (approximately $46.5 million net of issuance costs). The proceeds of these offerings were used to purchase HII, as previously described and to repay certain indebtedness with principal outstanding of $46.3 million. Borrowings under the Company's line of credit increased by approximately $25.9 million during the year ended December 31, 1996, the majority of which was used to fund the operating activities, primarily due to the net loss in 1996. Additionally, the Company paid dividends totaling $1.75 million on its redeemable preferred stock in January 1996.

      The Senior Notes outstanding as of December 31, 1996 of $124.1 million have been reclassified as a current liability due to the agreement reached in principle with certain of the Company's bond holders and equity holders (described below) and as a result of the Company's decision to not make the interest payment on the Senior Notes due on June 30, 1997.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and the settlement of liabilities and commitments in the normal course of business. Due to a net shareholders deficiency at December 31, 1996 and the Company's limited liquidity, the Company engaged Houlihan, Lokey, Howard and Zukin as financial advisors for a potential financial restructuring of the Company's obligations. On May 15, 1997, the Company reached an agreement in principle with certain of the Company's bond holders and equity holders providing for a comprehensive capital restructuring plan that, among other things, (i) converts the outstanding principal amount and accrued interest on its 13% Senior Notes and all of the Redeemable Preferred Stock into common equity, (ii) provided $20 million in the form of a secured term loan for working capital purposes and (iii) makes provision for a subsequent rights offering to raise permanent equity capital of up to $20 million. See "Business- Capital Restructuring Plan."

INFLATION AND TAX MATTERS

      Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations in 1996, 1995 or 1994.

      The Company has approximately $48.0 million of net operating loss carryforwards available for Federal income tax purposes, which begin to expire in 2007, Federal general business and alternative minimum tax credits which begin to expire in 2009, state net operating losses totaling $60.9 million which begin to expire in 1997 and state tax credits which begin to expire in 2002. The deferred tax assets resulting from the aforementioned carryforwards contribute to a net deferred tax asset of $30.8 million as of December 31, 1996. However, management cannot be assured that this net deferred income tax asset will be realized and accordingly, a 100% valuation allowance has been established for such net deferred income tax asset.

EFFECT OF COMPLIANCE WITH ENVIRONMENTAL PROVISIONS

      Compliance with Federal, State and local provisions that have been enacted or adopted regulating the discharge of materials in the environment, or otherwise relating to protection of the environment, has not had, and is not expected to have, a material adverse effect on the capital expenditures, future operating results or competitive position of the Company.


OTHER MATTERS

      In connection with the Company's capital restructuring plan, on June 30, 1997 the Company did not make the interest payment on the Senior Notes due on such date. The Company expects to file a pre-negotiated Chapter 11 bankruptcy case to effect the restructuring. See "Business - Capital Restructuring Plan."

      In connection with the restructuring and the poor financial performance in 1996 by the Company, Calvin Klein, Inc. informed the Company that it had terminated the license agreement between Calvin Klein, Inc. and Calvin Klein Home, Inc. On April 27, 1997, a new interim license agreement on similar terms and conditions was entered into to replace the terminated agreement. In connection with the interim license agreement, the name of Calvin Klein Home, Inc. was changed to DHA Home, Inc. The interim license agreement will expire on April 30, 1998, or upon the completion of the restructuring plan. Upon the consummation of the above described restructuring, Calvin Klein, Inc. has committed to enter into a new multi-year license agreement on similar terms and conditions that will extend through the year 2004. If the above described restructuring is not completed, Calvin Klein, Inc. may not enter into a new multi-year license agreement with the Company. Failure to renew the license agreement on a long-term basis would result in a charge to earnings for the unamortized balance of the license agreement and may otherwise have a material adverse effect on the Company's future results of operations.


      On October 18, 1996, at the request of the Board of Directors, two of the Company's officers and members of the Board of Directors, Mr. Henry E. Scharling, II and Mrs. Barbara Scharling resigned as members of the Board of Directors as well as their positions as Chief Executive Officer and Executive Vice President - Operations, respectively. Subsequent to their resignation, certain allegations concerning wrongful acts of Henry and/or Barbara Scharling were made by the Company and certain stockholders. The allegations included, but are not limited to, improper self dealing transactions, negligence in managing and overseeing the business and affairs of the Company, and failure to disclose material information regarding the financial condition and business plan of the Company. In consideration of the release and discharge of Mr. and Mrs. Scharling by the Company and certain stockholders from all claims, damages, and causes of action, Mr. and Mrs. Scharling paid the Company $448,500 and assigned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, and $6.9 million of the Company's Senior Notes.

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The following consolidated financial statements and report of independent auditors are included at pages F-1 through F-24.


      Independent Auditors' Report
      Decorative Home Accents, Inc. Consolidated Balance Sheets
      Decorative Home Accents, Inc. Consolidated/Combined Statements of
         Operations
      Decorative Home Accents, Inc. Consolidated/Combined Statements of
        Stockholders' (Deficiency) Equity
      Decorative Home Accents, Inc. Consolidated/Combined Statements of
        Cash Flows
      Notes to Consolidated/Combined Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the directors and executive officers of DHA.

      NAME             AGE                     POSITION
------------------    -------    -------------------------------------
Peter H. Howard(1)      38       Chairman and Director
Murphy L. Fontenot      53       President,  Chief Executive Officer
Fontenot                         and Director
Jay N. Baker            36       Executive  Vice   President, Chief
                                 Financial Officer
David M. Tracy          72       Vice Chairman and Director
Stephen A. Kaplan(1)    38       Director
Vincent J. Cebula       33       Director
Richard J. Goldstein    31       Director

------------
      (1)   Member of the Compensation Committee.


     Peter Howard has been Chairman and a Director of the Company since April 1994, has been Chairman of The Rug Barn since May 1994 and is the founder of Howard Industries, Inc., a private investment firm. Prior to founding Howard Industries in 1993, Mr. Howard was a Managing Partner at Dubin Clark and Company, a private investment firm. From 1984 to 1988, Mr. Howard was a Manager at Arthur Young and Company where he performed strategic and due diligence consulting. Mr. Howard serves on the Boards of Directors of Jakel, Incorporated, Comair Rotron, Inc. and Howard Industries, Inc. Mr. Howard also serves as a Director of DHA Home, Inc. and as the sole Director on all of the Boards of Directors of all of the other direct and indirect subsidiaries of the Company.

     Murphy Fontenot has been a Director of the Company since February 1996 and Chief Executive Officer since October 21, 1996. Mr. Fontenot previously served as President, Chief Operating Officer and a Director of the Company, as well as President and Chief Executive Officer of HII, since February 1996. Prior to joining the Company, Mr. Fontenot was President and Chief Executive Officer of Perfect Fit Industries, a home textiles manufacturer, from May 1989 to February 1996. Prior to May 1989, Mr. Fontenot was Executive Vice President of Springs Industries where he was employed for 21 years in various management positions.

     Jay Baker has been Executive Vice President and Chief Financial Officer of the Company since July 1995 and has been the Chief Financial Officer of The Rug Barn since July 1993. Mr. Baker is responsible for the Company's finance and accounting operations. Prior to joining The Rug Barn, Mr. Baker was employed at Esmark Marine Sports, Inc. as its chief financial officer for approximately one year beginning in 1992 and, prior to that, was a senior manager at Arthur Andersen & Company where he was employed for almost 10 years. Mr. Baker is a Certified Public Accountant.

     David Tracy has been a Director and Vice Chairman of the Company since September 1995, has been affiliated with HII since 1990, acting as its interim President from September 1995 through January 1996, and has been Chairman of HII's wholly owned subsidiary, Calvin Klein Home, Inc., since May 1994. Mr. Tracy has over 47 years of home furnishings industry experience. Prior to joining HII, Mr. Tracy was associated with J. P. Stevens & Co. as Vice Chairman of the Board and Senior Marketing Executive where he was responsible for the introduction and building of the Ralph Lauren Home Collection. Mr. Tracy also held various positions with Fieldcrest Mills where he was President from 1971 to 1981. Mr. Tracy has served as the Chairman of the Executive Committee of the Board of Directors of HII and Vice Chairman of the Board of Directors of HII. Mr. Tracy is a member of the Board of Directors of Royal International Optical Company. Mr. Tracy also serves as a Director of DHA, Inc.

      Stephen Kaplan has been a Director of the Company since December 1995 and is a Principal of Oaktree Capital Management, LLC where he has worked since 1995. Pursuant to a subadvisory agreement with TCW Asset Management Company, the general partner of TCW Special Credits Fund V The Principal Fund (the "Principal Fund"), Oaktree Capital Management, LLC provides investment management services to the Principal Fund, which is a holder of the Preferred Stock and Class D Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." Mr. Kaplan was a Managing Director of Trust Company of the West and TCW Asset Management Company from 1993 to 1995. Prior thereto, Mr. Kaplan was employed by the law firm of Gibson, Dunn & Crutcher, where he was elected partner in 1990. Mr. Kaplan currently serves as a member of the Board of Directors of Acorn Products, Inc., Chief Auto Parts, Inc., KinderCare Learning Centers, Inc. and Roller Bearing Holding Company, Inc.

      Vincent Cebula has been a Director of the Company since December 1995 and is a Managing Director of Oaktree Capital Management, LLC where he has worked since 1995. Pursuant to a subadvisory agreement with TCW Asset Management Company, the general partner of the Principal Fund, Oaktree Capital Management, LLC provides investment management services to the Principal Fund. Mr. Cebula was a Senior Vice President of Trust Company of the West and TCW Asset Management Company from 1994 to 1995. Prior thereto, Mr. Cebula was executive assistant to the Vice Chairman of Brooke Group Ltd. from 1990 through 1993, where he was responsible for the coordination of financing and investment banking activities.

      Richard Goldstein has been a Director of the Company since December 1995 and is a Senior Vice President of Oaktree Capital Management, LLC where he has worked since 1995. Pursuant to a subadvisory agreement with TCW Asset Management Company, the general partner of the Principal Fund, Oaktree Capital Management, LLC provides investment management services to the Principal Fund. Mr. Goldstein was an Assistant Vice President of Trust Company of the West and TCW Asset Management Company from 1994 to 1995. Prior thereto, Mr. Goldstein was an Associate in the Corporate Finance Department of Jefferies & Company, Inc. from 1992 to 1994. Prior to being employed by Jefferies & Company, Inc., Mr. Goldstein was a Senior Consultant with Deloitte & Touche Management Consulting from 1991 to 1992.

      On October 18, 1996, two of the Company's Directors, Mr. Henry E. Scharling, II and Mrs. Barbara Scharling resigned at the Board of Director's request as members of the Board of Directors as well as their positions as Chief Executive Officer and Executive Vice President - Operations, respectively. Subsequent to their resignation, certain allegations concerning wrongful acts of Henry and/or Barbara Scharling were made by the Company and certain stockholders. The allegations included, but are not limited to, improper self dealing transactions, negligence in managing and overseeing the business and affairs of the Company, and failure to disclose material information regarding the financial condition and business plan of the Company. In consideration for the release by the Company and certain stockholders of Mr. and Mrs. Scharling from all claims, damages and causes of action, Mr. and Mrs. Scharling paid the Company $448,500 and assigned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, and $6.9 million of the Company's Senior Notes.

      All directors of the Company hold office until the election and qualification of their successors. Executive officers of the Company are chosen by the Board of Directors and serve at its discretion.

      The Company and certain of its stockholders have entered into an Amended and Restated Stockholders' Agreement, pursuant to which each party thereto has agreed to vote all shares of Common Stock held by it (i) so long as CIGNA Mezzanine Partners III, L.P. holds any Class B Non-Voting Common Stock (or shares of Class A Common Stock issued upon conversion of shares of Class B Non-Voting Common Stock), to nominate and elect as a Common Stock Director one person designated by CIGNA Mezzanine Partners III, L.P., (ii) so long as he is employed by the Company, to nominate and elect as a Common Stock Director David Tracy, (iii) to nominate and elect as the Class D Directors those persons designated by the Principal Fund V and (iv) so long as the Class C Director has eight votes, to nominate and elect Peter Howard as the Class C Director.

ITEM 11. EXECUTIVE COMPENSATION


                       SUMMARY COMPENSATION TABLE

      The following table sets forth information with respect to the annual compensation for 1996, 1995 and 1994 of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1996 (collectively, the "Named Officers").

grants

                                                ANNUAL               LONG-TERM
                                             COMPENSATION           COMPENSATION
------------------------------------ ------ ---------------- ----------------------------
             NAME AND                YEAR    SALARY   BONUS  SECURITIES        ALL OTHER
        PRINCIPAL POSITION                    ($)      ($)   UNDERLYING      (COMPENSATION
                                                             OPTIONS/SAR(#)      ($)(4)
------------------------------------ ------ --------- ------ -----------    -------------
Henry E. Scharling II, Chief         1996   $203,125  $  --       --            $7,675
  Executive Officer(1)(2)..........  1995    250,000     --       --             7,675
                                     1994    166,667  86,880      --             7,675

Barbara Scharling, Executive Vice    1996    203,125     --       --            $1,922
  President-Operations(1)(2).......  1995    250,000     --       --             1,922
                                     1994    166,667   86,880     --             1,422

Murphy L. Fontenot, Chief            1996    272,845     --    180,000(5)      $35,000
  Executive Officer................

Jay N. Baker, Chief Financial        1996    208,838     --     45,000(5)       $1,660
  Officer(1).......................  1995    165,000   15,000  355,093(5)        1,577
                                     1994     93,333   43,440     --             1,577

David M. Tracy, Vice-Chairman(3)...  1996    232,163  130,000     --               --
                                     1995    112,500  380,390   45,000(5)          --
------------------

(1) Salary figures for 1994 are based on compensation for the period of May 4, 1994 to December 31, 1994. Prior to May 4, 1994, none of the Named Officers received any compensation from the Company, as Henry E. Scharling II, Barbara Scharling and Jay N. Baker were executives of ITF, which had not yet been acquired by the Company.

(2) Henry E. Scharling, II and Barbara Scharling resigned their positions on October 18, 1996. See "Certain Relationships and Related Transactions." Their salary figures for 1996 are based on compensation from January 1, 1996 through October 18, 1996.

(3) Salary figures for 1995 are based on compensation for the period from July 13, 1995 to December 31, 1995. Prior to July 13, 1995, Mr. Tracy did not receive any compensation from the Company, as he was an executive of HII which had not yet been acquired by the Company.

(4) "All Other Compensation" includes payments of $7,675 for each of 1996, 1995 and 1994 on behalf of Mr. Scharling for supplemental life and accident insurance, payments of $1,922 in 1996 and 1995, and $1,422 in 1994 on behalf of Mrs. Scharling for supplemental life and accident insurance and $1,660 in 1996, and $1,577 for each of 1995 and 1994 on behalf of Mr. Baker for long-term disability insurance.

(5) Mr. Fontenot was granted options to purchase 180,000 shares of Common Stock in 1996. Mr. Baker was granted options to purchase 45,000 and 355,093 shares of Common Stock in 1996 and 1995, respectively. Mr. Tracy was granted options to purchase 45,000 shares of Common Stock and was also granted certain stock appreciation rights. See "Executive Compensation - Options and Stock Appreciation Rights."

                    OPTIONS AND STOCK APPRECIATION RIGHTS

      The following tables summarize grants of stock options and stock appreciation rights ("SARs") in 1996 to the Named Officers and unexercised options and SARs at December 31, 1996. No Named Officer exercised any options or SARs during 1996.

                          OPTION/SAR GRANTS IN 1996

                                                                         POTENTIAL
                                                                         REALIZABLE
                                                                          VALUE AT
                                                                       ASSUMED ANNUAL
                                                                          RATES OF
                                                                        STOCK PRICE
                                                                      APPRECIATION FOR
                           INDIVIDUAL                                    OPTION/SAR
                             GRANTS                                       TERMS (1)
--------------------------------------------------------------------- -----------------
                         NUMBER OF   % OF TOTAL
                        SECURITIES    OPTIONS
                        UNDERLYING    GRANTED
                          OPTIONS        TO       EXERCISE
                          GRANTED     EMPLOYEES    PRICE   EXPIRATION
        NAME                (#)       IN 1996      ($/SH)     DATE     5% ($)    10% ($)
---------------------- ------------------------- --------- ----------  -----------------

Jay N. Baker            45,000 (2)     14.20%     $7.68    11/1/01      --         --

Murphy L. Fontenot      180,000 (3)    56.76%     $7.68    12/1/01      --         --


                      AGGREGATE OPTION EXERCISES IN 1996
                       AND YEAR-END 1996 OPTION VALUES

                                                             NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING              VALUE OF UNEXERCISED
                                                            UNEXERCISED                  IN-THE-MONEY
                                 SHARES                      OPTIONS AT                   OPTIONS AT
                                ACQUIRED                 DECEMBER 31, 1996             DECEMBER 31, 1996
                                   ON        VALUE                (#)                       ($)(4)
                                EXERCISE    REALIZE    ------------------------------------------------------
            NAME                   (#)        ($)      EXERCISABLE UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
    -----------------------    ---------    --------   ----------- -------------    ------------ -------------
    Jay N. Baker                  --         --         241,821       158,272           --           --
    David M. Tracy (5)            --         --          15,000        30,000           --           --
    Murphy L. Fontenot            --         --            --         180,000           --           --

------------------
(1) Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercise are dependent on the future performance of the Common Stock, as well as the option holder's continued employment throughout the vesting period. The amounts reflected in the table may not necessarily be achieved.

(2) These options vest in three equal annual installments on each of January 1, 1997, January 1, 1998, and January 1, 1999.

(3) These options vest in three equal annual installments on each of February 1, 1997, February 1, 1998, and February 1, 1999.

(4) The value of the in-the-money options was based on the estimated market value of the shares after considering various factors.

(5) Mr. Tracy's employment agreement also provides that he shall be given certain stock appreciation rights, one-third of which vest on each of September 19, 1996, 1997 and 1998. Except in the case of the sale of all or substantially all of the assets or common stock of Calvin Klein Home, Inc. ("CKH") to an unrelated party, Mr. Tracy is entitled to a cash bonus based upon CKH's earnings before interest income and expense, taxes, depreciation and amortization for the twelve months prior to exercise of the SARs. In the case of the sale of all or substantially all of CKH's assets or common stock, Mr. Tracy is entitled to a cash bonus based upon the net cash proceeds of such sale to CKH's common stockholders.

EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with Mr. Fontenot which provides for his employment with the Company as Chief Executive Officer of the Company at a Base Compensation of $300,000 per year until February 28, 2000, subject to annual review by the Board of Directors, which shall be automatically extended for additional one year periods, unless the Company or Mr. Fontenot provides a written notice at least 90 days prior to the expiration of the contract that such party does not desire to extend the employment agreement. Mr. Fontenot is entitled to participate in the Company's Executive Bonus Plan. With respect to the 1997 bonus plan, Mr. Fontenot will receive (i) $150,000 on March 31, 1998 and (ii) an amount equal to the amount determined pursuant to the 1997 Executive Bonus Plan. Mr. Fontenot is also entitled to other employee benefits substantially comparable to those regularly provided for other key management employees. If the Company were to terminate Mr. Fontenot's employment without good cause (as defined in the employment agreement) prior to February 28, 2000, Mr. Fontenot is entitled to receive as severance pay (i) his base salary for a period equal to the remainder of said employment period, payable in regular installments in accordance with the Company's general payroll practices for salaried employees and (ii) any rights he may have under the Executive Bonus Plan. If Mr. Fontenot's employment is terminated within 90 days following a change of control of the Company, by (i) the Company without good cause, (ii) a successor to the Company without good cause or (iii) Mr. Fontenot, then the Company shall pay Mr. Fontenot an amount equal to $1,800,000 in a single sum in cash within 30 days after such termination of employment. Pursuant to the Agreement, the Company has also agreed to reimburse Mr. Fontenot in an amount up to $70,000 per year for a life insurance policy currently in force and owned by Mr. Fontenot and in an amount up to $10,000 per year for a disability policy currently in force and owned by Mr. Fontenot.

      The Company has an employment agreement with Mr. Baker which provides for his employment with the Company as Executive Vice President and Chief Financial Officer until February 28, 2000, at an annual base salary of $225,000, subject to annual review by the Board of Directors, which shall be automatically extended for additional one year periods, unless the Company or Mr. Baker provides a written notice at least 90 days prior to the expiration of the contract that such party does not desire to extend the employment agreement. Mr. Baker is entitled to participate in the Company's Executive Bonus Plan. With respect to the 1997 bonus plan, Mr. Baker will receive (i) $112,500 on March 31, 1998 and (ii) an amount equal to the amount determined pursuant to the 1997 Executive Bonus Plan. Mr. Baker is also entitled to other employee benefits substantially comparable to those regularly provided for other key management employees. If the Company terminates Mr. Baker's employment without good cause (as defined in the employment agreement) prior to February 28, 2000, Mr. Baker is entitled to receive as severance pay (i) his base salary for a period equal to the remainder of said employment period, payable in regular installments in accordance with the Company's general payroll practices for salaried employees and (ii) any rights he may have under the Executive Bonus Plan. If Mr. Baker's employment is terminated within 90 days following a change of control of the Company, by (i) the Company without good cause, (ii) a successor to the Company without good cause or (iii) Mr. Baker, then the Company shall pay Mr. Baker an amount equal to $675,000 in a single sum in cash within 30 days after such termination of employment. Pursuant to the Agreement, the Company has also agreed to reimburse Mr. Baker an amount up to $10,000 per year for a disability policy currently in force and owned by Mr. Baker.

      The Company has an employment agreement with Mr. Tracy which provides for his employment with the Company as Vice Chairman and Chairman of DHA Home until October 1998, and may be extended for additional one-year periods, at an annual base salary of $225,000 for the first 12-month period, $250,000 for the next 12-month period and $275,000 per annum thereafter, other employee benefits substantially comparable to those regularly provided for other key management employees, the right to participate in any pension, salary or profit sharing plan of the Company, the right to participate in the Bonus Plan and the right to participate in a Stock Appreciation Rights Plan (the "SAR Plan") for DHA Home. In addition, pursuant to such employment agreement, the Company paid Mr. Tracy a signing bonus of $175,000 and paid him a bonus for staying with the Company through December 31, 1995 of $175,390. Such employment agreement provides that so long as Mr. Tracy remains an executive of the Company, the Company agrees to cause Mr. Tracy to be elected to its Board of Directors and to the Board of Directors of DHA Home. See "Certain Relationships and Related Transactions." If the Company were to terminate Mr. Tracy's employment without good cause (as defined in the employment agreement) prior to the expiration of the employment period thereunder, Mr. Tracy is entitled to receive as severance pay (i) his base salary for a period equal to the remainder of said employment period, payable in regular installments in accordance with the Company's general payroll practices for salaried employees and (ii) any rights he may have under the Bonus Plan, his Management Options or the SAR Plan. Upon Mr. Tracy's death or disability, Mr. Tracy (or his estate) is entitled to receive as severance pay
(i) his base salary for a period equal to six months, payable in regular installments in accordance with the Company's general payroll practices for salaried employees and (ii) any rights he may have under the Bonus Plan, his Management Options or the SAR Plan. In addition, the Company has agreed to continue to provide medical and dental insurance to certain of Mr. Tracy's dependents if he should die while employed by the Company. The employment agreement also contains a broker fee agreement in the event Mr. Tracy originates acquisitions or certain licenses on behalf of the Company. See "Certain Relationships and Related Transactions."

      In addition, pursuant to their employment agreements, Mr. Fontenot, Mr. Baker, and Mr. Tracy were granted options to purchase shares of the Company's Class E Common Stock ("Management Options"). These Management Options are subject to one or more of the following: (i) transfer restrictions, (ii) terms that provide for the vesting of the right to exercise the options over time,
(iii) terms that provide for the vesting of the right to exercise the options only upon the attainment of certain performance criteria, or (iv) an exercise price that assumes a certain valuation for the Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of the Company, currently composed of Peter H. Howard and Stephen A. Kaplan, determines the compensation of all executive officers of the Company including, Murphy L. Fontenot, the President and Chief Executive Officer of the Company, Jay Baker, Executive Vice President and Chief Financial Officer of the Company, and David M. Tracy, Vice Chairman of the Company. From July 13, 1995 to October 18, 1996, the Compensation Committee determined the compensation of Henry E. Scharling, Chief Executive Officer of the Company, and Barbara Scharling, Executive Vice President of Operations. Prior to July 13, 1995, the Board of Directors of the Company, then composed of Peter H. Howard, Henry E. Scharling II and Barbara Scharling, determined the compensation of all the executive officers of the Company including Henry E. Scharling II and Barbara Scharling.

COMPENSATION OF DIRECTORS

      The Company does not pay any fees or remuneration to its directors for service on the Board or any Board committee, but the Company does reimburse directors for their ordinary out-of-pocket expenses incurred in connection with attending meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table furnishes certain information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 1997 by (a) each person that is the beneficial owner of more than five percent of the outstanding number of shares of any class of voting securities of the Company, (b) the directors of the Company, (c) each of the Named Officers, and (d) all directors and executive officers of the Company as a group. To the knowledge of the Company, except as otherwise indicated, each named person has voting and investment power over the listed shares, and such voting and investment power is exercised solely by the named person or shared with a spouse. (See Note 14 to the accompanying consolidated/combined financial statements - Subsequent Events).



                                                                                PERCENTAGE
                                                                                    OF
                                                         SHARES                    TOTAL
    NAME AND ADDRESS OF               TITLE OF         BENEFICIAL  PERCENTAGE    VOTING
      BENEFICIAL OWNER                  CLASS             OWNED      OF CLASS   POWER (10)
    -------------------               -------          -----------  ----------  ----------
Southern Farm Bureau Annuity          Class A            109,737     48.16%       3.45%
Insurance Company                     Common Stock
  P.O. Box 78                         (1)(7)
  Jackson, Mississippi 39205

CIGNA Mezzanine Partners III,         Class B            765,223     43.57%      24.08%
L.P. (2)                              Non-Voting
  c/o CIGNA Investments, Inc.         Common Stock
  Hartford, Connecticut 06152         (3)(7)

Connecticut General Life              Class B            387,346     22.06%      12.19%
Insurance                             Non-Voting
  Company (2)                         Common Stock
  c/o CIGNA Investments, Inc.         (3)(7)
  Hartford, Connecticut 06152

Connecticut General Life              Class B            210,657     12.00%       6.63%
Insurance Company,                    Non-Voting
  on behalf of one or more            Common Stock
  separate                            (3)(7)
  accounts (2)
  c/o CIGNA Investments, Inc.
  Hartford, Connecticut 06152

Life Insurance Company of North       Class B            118,556      6.75%       3.73%
America (2)                           Non-Voting
  c/o CIGNA Investments, Inc.         Common Stock
  Hartford, Connecticut 06152         (3)(7)

Providian Life and Health             Class B            137,172      7.81%       4.32%
Insurance Company (4)                 Non-Voting
  c/o Capital Holding                 Common Stock
  Corporation                         (3)(7)
  400 West Market Street
  P.O. Box 32830
  Louisville, Kentucky 40202

People's Security Life                Class B            137,172      7.81%       4.32%
Insurance Company (4)                 Non-Voting
  c/o Capital Holding                 Common Stock
  Corporation                         (3)(7)
  400 West Market Street
  P.O. Box 32830
  Louisville, Kentucky 40202

Peter H. Howard                       Class C Common     386,040    100.00%      12.15%
  136 Main Street                     Stock (5)(9)
  Westport, Connecticut 06880

TCW Special Credits Fund V--
  The                                 Class D Common     797,016     98.60%      25.08%



NAME AND ADDRESS OF BENEFICIAL OWNER  TITLE OF CLASS   SHARES    PERCENTAGE     PERCENTAGE
                                                      BENEFICIAL   OF CLASS        OF
                                                        OWNED                     TOTAL
                                                                                 VOTING
                                                                                POWER (10)
----------------------------         --------------     -------     ------      ------------

Principal Fund                        Stock
  c/o Oaktree Capital                 (1)(6)(7)(8)
  Management, LLC
  550 South Hope Street, 22nd
  Floor
  Los Angeles, California 90071
Jay N. Baker                          Class E Common     285,139     79.17%       8.23%
  Industrial Park Drive               Stock (7)(9)(11)
  Abbeville, South Carolina
  29620
Murphy L. Fontenot                    Class E Common      60,000     16.66%       1.85%
  Industrial Park Drive               Stock (7)(9)(12)
  Abbeville, South Carolina
  29620
David M. Tracy                        Class E Common      15,000      4.17%       0.47%
                                     Stock (7)(9)(13)
Stephen A. Kaplan(14)                 --                      --        --           --
Vincent J. Cebula(14)                 --                      --        --           --
Richard J. Goldstein(14)              --                      --        --           --
Directors and executive               Class C Common     386,040    100.00%      12.15%
officers as a group (9 persons)       Stock (5)(9)
                                      Class E Common     360,139    100.00%      10.18%
                                     Stock (7)(9)(11)


------------------
(1)Holders of Class A Common Stock, Class D Common Stock, Class E Common Stock and Class F Common Stock are entitled to one vote per share and vote together as one class. The holders of Class A Common Stock and Class F Common Stock have substantially similar rights and privileges and, as such, for purposes of this "Beneficial Ownership of Securities" table are considered one class of common stock. As of March 31, 1997 there were 118,100 shares of Class F Common Stock outstanding.
(2)CIGNA Mezzanine Partners III, L.P., Connecticut General Life Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, and Life Insurance Company of North America are affiliated entities but each entity exercises independent investment authority from the other entities.
(3)Holders of Class B Non-Voting Common Stock are not entitled to vote on any matters, except under certain circumstances. Each outstanding share of Class B Non-Voting Common Stock may be converted into one fully paid and non assessable share of Class A Common Stock at any time at the option of a non-affiliated transferee of the current holder thereof.
(4)Providian Life and Health Insurance Company (formerly National Home Life Assurance Company) and Peoples Security Life Insurance Company (successor by merger to Durham Life Insurance Company) are affiliated entities.
(5)Subject to certain conditions, holders of Class C Common Stock are entitled to (i) a majority of the votes of the common stock of the Company and (ii) elect the Class C Director, which director is entitled to cast a majority of the votes on any matter submitted to the Company's Board of Directors. Under certain circumstances, including conversion of certain shares of Class B Non-Voting Common Stock to Class A Common Stock and an initial public offering, holders of Class C Common Stock are entitled to one vote per share and the Class C Director is only entitled to one vote. Howard Industries, Inc., which is owned by Mr. Howard, is the nominal owner of all of the outstanding Class C Common Stock.
(6)The directors nominated by the Principal Fund have that number of votes constituting 50% of the votes of the Company's Board of Directors.
(7)Certain matters require the affirmative vote of certain classes of DHA's Common Stock, voting as a separate class or voting as a single class, including (i) certain amendments to DHA's Certificate of Incorporation or Bylaws, (ii) certain mergers or consolidations of DHA, and (iii) amendments to DHA's Certificate of Incorporation and

     Bylaws affecting provisions that address the personal liability of directors and certain indemnifications.

(8) Does not include the Class D Warrants exercisable for shares of Class D Common Stock held by the Principal Fund, which Class D Warrants are not exercisable earlier than December 31, 1997 except pursuant to a sale of the Company.

(9) Peter Howard, an executive officer and director of the Company, owns and controls Howard Industries, Inc., which is the nominal owner of all of the outstanding Class C Common Stock. Murphy L. Fontenot, David M. Tracy and Jay N. Baker are executive officers of the Company. All directors and officers of the Company, as a group, beneficially own 746,179 shares of Common Stock, or 21.09% of the issued and outstanding shares of Common Stock (assuming the exercise of all options which are exercisable within 60 days of March 31, 1997).

(10) Assumes (i) one vote per share which would occur upon the conversion of all of the Class B Non-Voting Common Stock into shares of Class A Common Stock, which conversion may occur anytime at the option of non-affiliate transferees of the current holders of the Class B Non-Voting Common Stock and (ii) the exercise of all options exercisable within 60 days of March 31, 1997. Howard Industries, Inc. otherwise has the power to vote 54.38% of the issued and outstanding Common Stock of the Company.

(11) Includes 285,139 shares issuable prior to May 30, 1997 upon exercise of stock options granted to Mr. Baker.

(12) Includes 60,000 shares issuable prior to May 30, 1997 upon exercise of stock options granted to Mr. Fontenot.

(13) Includes 15,000 shares issuable prior to May 30, 1997 upon exercise of stock options granted to Mr. Tracy.

(14) Excludes 797,016 shares of Class D Common Stock held by The Principal Fund, as to which such person shares voting and investment power and of which such person disclaims beneficial ownership.

 *   Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   DHA was formed as a holding company to effect the Company's acquisition of certain assets and assumption of certain liabilities of ITF and its acquisition of certain other assets from the principal shareholders of ITF (the "DHA 1994 Recapitalization"). In connection with the DHA 1994 Recapitalization, ITF, a group of companies owned and controlled by Mr. and Mrs. Scharling, received (i) subordinated notes totaling $8.4 million, (ii) approximately $60.3 million in cash, (iii) a warrant exercisable for 1,232 shares of DHA's Class A Common Stock and (iv) 1,723 shares of DHA's Class A Common Stock. In connection with the DHA 1994 Recapitalization, Howard Industries, Inc., a company owned and controlled by Mr. Howard, received (a) 1,182 shares of Class C Common Stock for the contribution of certain contract rights and other property to DHA and (b) a transaction fee of $400,000 for its role in the structuring, negotiation and consummation of the DHA 1994 Recapitalization. Also in connection with the DHA 1994 Recapitalization, DHA's institutional stockholders (i) purchased an aggregate of 336 shares of DHA's Class A Common Stock and an aggregate of 5,377 shares of DHA's Class B Non-Voting Common Stock for an aggregate purchase price of $8.0 million and (ii) purchased outstanding senior notes for an aggregate purchase price of $60.0 million.

   In May 1994, The Rug Barn entered into a management fee agreement with Howard Industries, Inc. (the "Management Fee Agreement") pursuant to which The Rug Barn agreed to make annual payments to Howard Industries, Inc. of $400,000 plus an additional amount based on certain financial thresholds in consideration of Howard Industries, Inc. providing general supervisory and business planning services which include, but are not limited to, financial management, tax, accounting, human resources and personnel advice and public relations and press relations services (the "Services"). Contemporaneously with the closing of the Company's acquisition of HII, the Management Fee Agreement was amended to provide for an annual fixed management fee to Howard Industries, Inc. of $750,000. Management fees and reimbursement for expenses totaling approximately $398,000, $603,000 and $451,000 in 1996, 1995, and 1994, respectively, were paid to Howard Industries. During 1996, the management fee was reduced to $375,000 per year. Howard Industries, Inc. is owned and managed by Mr. Howard; its employees provide management services to a number of companies controlled by Mr. Howard, including the Company, and, as such, its employees devote only a portion of their time to the Company. The Services rendered by Howard Industries, Inc. to the Company include Mr. Howard's acting as a Director of the Company as well as other financial and management advisory services, for which Mr. Howard does not receive any direct compensation.

   In connection with the DHA 1994 Recapitalization, ITF, a company wholly owned by Mr. Scharling, entered into a letter agreement with the Company pursuant to which ITF would make available an airplane to the Company under certain circumstances. In consideration, the Company would reimburse ITF for certain expenses related to the Company's use of the airplane, including among other expenses fuel, maintenance and engine reserve. The Company paid ITF approximately $99,000 in 1996, $266,000 in 1995 and $78,000 for the eight months ended December 31, 1994, for reimbursement of such expenses.

   In connection with the DHA 1994 Recapitalization, DHA issued to Mr. and Mrs. Scharling a warrant exercisable for 1,232 shares of DHA's Class A Common Stock at an aggregate exercise price of $1.5 million. In June 1995, $1.5 million of the principal amount of the subordinated notes issued to the Scharlings in connection with the DHA 1994 Recapitalization was used to pay the exercise price under such warrant. Immediately following such cancellation, the outstanding principal balance of the subordinated notes was $6.9 million, which balance was repaid in connection with the 1995 refinancing.

   Action Digital Color, Inc., a company wholly-owned by Mr. and Mrs. Scharling, provides certain printing services to the Company on terms that management believes are no less favorable to the Company than those that would be negotiated on an arm's-length basis. Payments made by the Company to Action Digital Color, Inc. for such printing services were approximately $987,000 in 1996, $244,000 in 1995 and $85,000 for the eight months ended December 31, 1994.

   Mr. and Mrs. Scharling purchased $6.9 million of the Units in connection with the sale of the Units and at the time of their resignations on October 18, 1996 still held $6.9 million in principal amount of the Series A Notes and 6,900 shares of the Class F Common Stock. Such securities were subsequently assigned to the Company as described below.

      On October 18, 1996, two of the Company's Board of Directors, Mr. Henry E. Scharling, II and Mrs. Barbara Scharling resigned at the Board of Director's request as members of the Board of Directors as well as their positions as Chief Executive Officer and Executive Vice President Operations, respectively. Subsequent to their resignation, certain allegations concerning wrongful acts of Henry and/or Barbara Scharling were made by the Company and certain stockholders. The allegations included, but are not limited to, improper self dealing transactions, negligence in managing and overseeing the business and affairs of the Company, and failure to disclose material information regarding the financial condition and business plan of the Company. In consideration for the release by the Company and certain stockholders of Mr. and Mrs. Scharling from all claims, damages and causes of actions, Mr. and Mrs. Scharling paid the Company $448,500 and assigned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, and $6.9 million of the Company's Senior Notes.

   In connection with the sale of Units, Connecticut General Life Insurance Company tendered $12,452,000 principal amount of 11% Senior Notes due May 31, 2004 of The Rug Barn (the "Rug Barn Notes") in exchange for 12,452 Units; Connecticut General Life Insurance Company, on behalf of one or more separate accounts, tendered $6,776,000 principal amount of Rug Barn Notes in exchange for 6,776 Units; and Life Insurance Company of North America tendered $3,811,000 principal amount of Rug Barn Notes in exchange for 3,811 Units.
The Rug Barn Notes were subsequently cancelled.

   Pursuant to his employment agreement with the Company, Mr. Tracy would be entitled to receive a brokers fee on acquisitions or designer licenses originated by him. There were no payments made pursuant to this arrangement for the years ended December 31, 1996 and 1995.

   The Company believes that the terms of the above-described transactions are no less favorable to the Company than could be obtained with non-affiliated parties.

   Pursuant to the Amended and Restated Stockholders' Agreement, all of the holders of Common Stock entitled to vote for the election of directors have agreed to vote their shares to elect David Tracy to the Board of Directors of the Company so long as he is an executive officer of the Company.

                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS FORM 10-K:

  (A)(1)THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED ON PAGES F-1 THROUGH F-24 OF THIS REPORT.

      Decorative Home Accents, Inc. Consolidated Balance Sheets
      Decorative Home Accents, Inc. Consolidated/Combined Statements of
      Operations
      Decorative Home Accents, Inc. Consolidated/Combined Statements of Stockholders' Equity
      Decorative Home Accents, Inc. Consolidated/Combined Statements of
      Cash Flows

  (A)(2)THE FOLLOWING FINANCIAL STATEMENT SCHEDULES ARE INCLUDED (NO OTHER FINANCIAL STATEMENT SCHEDULES ARE INCLUDED BECAUSE SUCH SCHEDULES ARE NOT REQUIRED OR THE INFORMATION REQUIRED HAS BEEN PRESENTED IN THE AFOREMENTIONED FINANCIAL STATEMENTS):

      Schedule I - Condensed Financial Information
      Schedule II - Valuation and Qualifying Accounts

  (A)(3)EXHIBITS

     THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE:

     2.1(1)-- Agreement and Plan of Merger, dated as of June 7, 1995, by and between HII Acquisition Corp. and Home Innovations, Inc., as amended. A list identifying the exhibits and schedules to the Agreement is attached thereto.
              Registrant agrees to furnish supplementally to the Commission, upon request, a copy of any omitted exhibit or schedule.
     2.2(1)-- Purchase Agreement, dated as of June 29, 1995, by and among Decorative Home Accents, Inc., The Rug Barn, Inc., HII Acquisition Corp. and Jefferies & Company, Inc. A list identifying the exhibits and schedules to the Agreement is attached thereto. Registrant agrees to furnish supplementally to the Commission, upon request, a copy of any omitted exhibit or schedule.
     2.3(1)-- Purchase Agreement, dated as of July 13, 1995, by and among Decorative Home Accents, Inc., DHA Partners, L.P. and TCW Special Credits Fund V--The Principal Fund. A list identifying the exhibits and schedules to the Agreement is attached thereto. Registrant agrees to furnish supplementally to the Commission, upon request, a copy of any omitted exhibit or schedule.
     3.1(1)-- Second Amended and Restated Certificate of Incorporation
              of Decorative Home Accents, Inc.
     3.2(1)-- Amended and Restated Bylaws of Decorative Home Accents,
              Inc.
     3.3(1)-- Certificate of Designation for Decorative Home Accents,
              Inc., as amended by the Certificate of Correction for Decorative Home Accents, Inc.
     4.1(1)-- Indenture, dated as of July 13, 1995, by and among Decorative Home Accents, Inc. The Rug Barn, Inc., Home Innovations, Inc., Home Curtain Corp., Calvin Klein Home, Inc., Draymore Mfg. Corp., R.A. Briggs and Company and American Bank National Association, as Trustee, relating to $125,000,000 13% Senior Notes due 2002, Series A and Series B.
     4.2(1)-- Form of Series B Notes
     4.3(1)-- Registration Rights Agreement, dated as of July 13, 1995, by and among Decorative Home Accents, Inc., The Rug Barn, Inc., Home Innovations, Inc., Home Curtain Corp., Calvin Klein Home, Inc., Draymore Mfg. Corp., R.A. Briggs and Company and Jefferies & Company, Inc.
     4.4(3)-- Amended and Restated Credit Agreement, dated as of
              July 13, 1995, by and among

                   LaSalle National Bank, as co-agent and lender, General Electric Capital Corporation, as co-agent and lender, The Rug Barn, Inc., Home Innovations, Inc., Home Curtain Corp., Calvin Klein Home, Inc., Draymore Mfg. Corp. and R.A. Briggs and Company, as amended
         10.1(1)-- Amended and Restated  Stockholders' Agreement dated as of
                   July 13, 1995, by and among Decorative Home Accents, Inc., Howard Industries, Inc., Henry E. Scharling II, Barbara Scharling, Jay Baker, David M. Tracy, CIGNA Mezzanine Partners III, L.P., Connecticut General Life Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Life Insurance Company of North America, National Home Life Assurance Company, Durham Life Insurance Company, Southern Farm
                   Bureau Annuity Insurance Company, TCW Special Credits Fund V--The Principal Fund and DHA Partners, L.P.
         10.2(1)-- Class F Stockholders' Agreement, dated as of July 13,
                   1995, by and between Decorative Home Accents, Inc. and Jefferies & Company, Inc.
         10.3(1)-- Registration Rights Agreement, dated as of July 13, 1995, by and among Decorative Home Accents, Inc. and TCW Special Credits Fund V -- The Principal Fund.
         10.4(1)-- Warrant Agreement, dated as of July 13, 1995, by and between Decorative Home Accents, Inc. and American Bank
                    National Association, as Warrant Agent.
         10.5(1)-- Employment and Non-Competition Agreement, dated as of July 13, 1995, between Decorative Home Accents, Inc. and Henry E. Scharling II
         10.6(1)-- Employment and Non-Competition Agreement, dated as of July 13, 1995, between Decorative Home Accents, Inc. and Barbara Scharling
         10.7(1)-- Employment and Non-Competition Agreement, dated as of July 13, 1995, between Decorative Home Accents, Inc. and
                   Jay Baker
         10.8(2)-- Employment Agreement, dated as of October 25, 1995, between Decorative Home Accents, Inc. and David M. Tracy. 10.9(3)-- Employment and Non-Competition Agreement, dated as of
                   February 1, 1996, between Decorative Home Accents, Inc.
                   and Murphy L. Fontenot.

         (1) Incorporated by reference to the Company's Registration
             Statement on Form S-1 (File No. 33-96794).
         (2) Incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1995.
         (3) Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1995.

         THE FOLLOWING EXHIBITS ARE CONTAINED  HEREIN:

           10.1 -- Mutual Release and Settlement Agreement, dated as of March 11, 1997, between Decorative Home Accents, Inc. and Henry
                   E. Scharling, II and Barbara Scharling.
           10.2 -- Employment and Non-Competition Agreement, dated as of February 28, 1997, between Decorative Home Accents, Inc. and Jay N. Baker.
           10.3 -- Employment and Non-Competition Agreement, dated as of February 28, 1997, between Decorative Home Accents, Inc. and Murphy L. Fontenot.
           10.4 -- Amendment to Loan and Security Agreement, dated as of February 28, 1997, between Decorative Home Accents, Inc. and Congress Financial Corporation.
           10.5 -- Amendment to Loan and Security Agreement, dated as of May 23, 1997, between Decorative Home Accents, Inc. and Congress Financial Corporation.
           10.6 -- Credit Agreement, dated as of May 23, 1997, between Decorative Home Accents, Inc. and General Motors Domestic Group Pension Trust, Hughes Master Retirement Trust, Department of Pensions - City of Los Angeles, Magten Offshore Fund Ltd., Magten Partners, L.P., Magten Group Trust, Navy Exchange Service Command Retirement Trust, Western Union Pension Trust and Saturn Fund Ltd.
           10.7-- Security Agreement, dated as of May 23, 1997, between Decorative Home Accents, Inc.

                   and General Motors Domestic Group Pension Trust, Hughes Master Retirement Trust, Department of Pensions - City of Los Angeles, Magten Offshore Fund Ltd., Magten Partners, L.P., Magten Group Trust, Navy Exchange Service Command Retirement Trust, Western Union Pension Trust and Saturn Fund Ltd.
           10.8 -- License Agreement, dated as of April 27, 1997, between DHA Home Inc. and Calvin Klein, Inc.
           12   -- Computation of Ratio of Earnings to Fixed Charges for
                   Decorative Home Accents, Inc. and Predecessor Companies
           18   -- Letter regarding change in accounting principle
           21   -- List of Subsidiaries

        ------------------


   (B)   REPORTS ON FORM 8-K:

      THE COMPANY FILED THE FOLLOWING REPORT ON FORM 8-K DURING THE LAST QUARTER OF 1996.

      Form 8-K filed on November 6, 1996, regarding the resignation of Henry E. Scharling, II and Barbara Scharling reported under Item 5 of Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 1997.

                            DECORATIVE HOME ACCENTS, INC.


                            By: /s/ Murphy L. Fontenot
                               ---------------------------------------------
                                Murphy L. Fontenot,  Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----
                             Chief Executive Officer,          July 31, 1997
/s/ Murphy L. Fontenot       President and a Director
----------------------------
Murphy L. Fontenot

                             Chief Financial Officer
                             (Principal Financial and          July 31, 1997
/s/ Jay N. Baker             Accounting Officer)
----------------------------
Jay N. Baker

/s/ Peter H. Howard          Chairman of the Board             July 31, 1997
----------------------------
Peter H. Howard

/s/ David M. Tracy           Vice-Chairman and a Director      July 31, 1997
----------------------------
David M. Tracy

/s/ Stephen A. Kaplan        Director                          July 31, 1997
----------------------------
Stephen A. Kaplan

/s/ Vincent J. Cebula        Director                          July 31, 1997
----------------------------
Vincent J. Cebula

/s/ Richard J. Goldstein     Director                          July 31, 1997
----------------------------
Richard J. Goldstein


                               INDEX TO EXHIBITS

                                                                  SEQUENTIAL
EXHIBITS  DESCRIPTION                                              PAGE NO.
--------  ------------------------------------------------------- ----------

10.1 -- Mutual Release and Settlement Agreement, dated as of March 11, 1997, between Decorative Home Accents, Inc. and Henry E. Scharling, II and Barbara Scharling.
10.2 -- Employment and Non-Competition Agreement, dated as of February 28, 1997, between Decorative Home Accents, Inc. and Jay N. Baker.
10.3 -- Employment and Non-Competition Agreement, dated as of February 28, 1997, between Decorative Home Accents, Inc. and Murphy L. Fontenot.
10.4 -- Amendment to Loan and Security Agreement, dated as of February 28, 1997, between Decorative Home Accents, Inc. and Congress Financial Corporation.
10.5 -- Amendment to Loan and Security Agreement, dated as of May 23, 1997, between Decorative Home Accents, Inc. and Congress Financial Corporation.
10.6 -- Credit Agreement, dated as of May 23, 1997, between Decorative Home Accents, Inc. and General Motors Domestic Group Pension Trust, Hughes Master Retirement Trust, Department of Pensions - City of Los Angeles, Magten Offshore Fund Ltd., Magten Partners, L.P., Magten Group Trust, Navy Exchange Service Command Retirement Trust, Western Union Pension Trust and Saturn Fund Ltd.
10.7 -- Security Agreement, dated as of May 23, 1997, between Decorative Home Accents, Inc. and General Motors Domestic Group Pension Trust, Hughes Master Retirement Trust, Department of Pensions - City of Los Angeles, Magten Offshore Fund Ltd., Magten Partners, L.P., Magten Group Trust, Navy Exchange Service Command Retirement Trust, Western Union Pension Trust and Saturn Fund Ltd.
10.8 -- License Agreement, dated as of April 27, 1997, between DHA Home Inc. and Calvin Klein, Inc.
12    --  Computation of Ratio of Earnings to Fixed Charges for
          Decorative Home Accents, Inc. and Predecessor
          Companies
18    --  Letter regarding change in accounting principle
21    --  List of Subsidiaries

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Decorative Home Accents, Inc.:


We have audited the accompanying consolidated balance sheets of Decorative Home Accents, Inc. and subsidiaries (collectively, the "Company" or "Successor") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended and the eight months ended December 31, 1994. We have also audited the accompanying combined statements of operations, stockholders' equity and cash flows of International Textile Fabrics, Inc. and Affiliates (the "Predecessor") for the four months ended April 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated/combined financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 1996 and 1995, and the results of the Successor and Predecessor operations and their cash flows for the years then ended, the eight months ended December 31, 1994 and the four months ended April 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated/combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in the fourth quarter of 1996 the Company changed its method of accounting for evaluating the recoverability of goodwill.

The accompanying consolidated financial statements for the year ended December 31, 1996 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's recurring net losses, net shareholders' deficiency, and limited liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





June 20, 1997 (July 9, 1997 as to Note 14)
Greenville, South Carolina

DECORATIVE HOME ACCENTS, INC.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                                                               December 31,    December 31,
                                                                                   1996            1995
                                                                               ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $   1,980       $     169
  Investment securities                                                                 -           1,000
  Accounts receivable - net of allowance for doubtful accounts of
    $7,014 and $2,506 at December 31, 1996 and 1995, respectively (Note 7)         25,800          28,982
  Inventories (Notes 4 and 7)                                                      32,565          43,713
  Income taxes receivable                                                             498           2,714
  Deferred income taxes (Note 8)                                                        -           4,282
  Other current assets                                                              1,212             598
                                                                                ---------       ---------
          Total current assets                                                     62,055          81,458

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                                        32,262          30,667

INTANGIBLE ASSETS, NET (Note 3)                                                    13,783          94,938

OTHER ASSETS (Note 4)                                                               7,946           8,790
                                                                                ---------       ---------

TOTAL ASSETS                                                                    $ 116,046       $ 215,853
                                                                                ---------       ---------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)                                    $ 124,830       $       -
  Accounts payable                                                                 17,231          14,452
  Accrued liabilities                                                               6,176           9,775
  Accrued interest                                                                      -           7,583
                                                                                ---------       ---------
          Total current liabilities                                               148,237          31,810
                                                                                ---------       ---------

LONG-TERM DEBT (Notes 7 and 10)                                                    34,100         131,452
                                                                                ---------       ---------

DEFERRED INCOME TAXES (Note 8)                                                          -           3,348

REDEEMABLE PREFERRED STOCK (Note 6)                                                49,351          41,059
                                                                                ---------       ---------

REDEEMABLE COMMON STOCK (Note 6)                                                    2,476           1,639
                                                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 11, 12, 13 and 14)

STOCKHOLDERS` (DEFICIENCY) EQUITY (Notes 5, 6 and 7):
  Common stocks                                                                         9               9
  Additional paid-in capital                                                        6,685          16,107
  Reduction of certain equity interests to predecessor basis                       (6,209)         (6,209)
  Accumulated deficit                                                            (118,603)         (3,362)
                                                                                ---------       ---------
          Total stockholders` (deficiency) equity                                (118,118)          6,545
                                                                                ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS` (DEFICIENCY) EQUITY                         $ 116,046       $ 215,853
                                                                                =========       =========


See notes to consolidated/combined financial statements

DECORATIVE HOME ACCENTS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS (IN THOUSANDS)


                                                        Successor
                                                          Years                 Successor
                                                          Ended                Eight Months     Predecessor
                                                       December 31,               Ended         Four Months
                                                -------------------------      December 31,   Ended April 30,
                                                   1996            1995            1994            1994
                                                ---------       ---------     -------------   ---------------

SALES                                           $ 176,733       $ 128,031       $  50,102       $  14,609

COST OF GOODS SOLD                                138,633          88,262          23,003           7,498
                                                ---------       ---------       ---------       ---------

GROSS PROFIT                                       38,100          39,769          27,099           7,111

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                         52,076          29,501          14,647           4,380

CHARGE FOR GOODWILL IMPAIRMENT                     79,717               -               -               -
                                                ---------       ---------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS                     (93,693)         10,268          12,452           2,731
                                                ---------       ---------       ---------       ---------

INTEREST INCOME (EXPENSE):
  Interest expense                                (19,985)        (12,603)         (4,765)           (151)
  Interest income                                      69             322             118             167
                                                ---------       ---------       ---------       ---------
          Interest income (expense), net          (19,916)        (12,281)         (4,647)             16
                                                ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND EXTRAORDINARY
  LOSS                                           (113,609)         (2,013)          7,805           2,747

PROVISION (BENEFIT) FOR INCOME
  TAXES                                             1,632            (177)          2,964              56
                                                ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS                                           (115,241)         (1,836)          4,841           2,691

EXTRAORDINARY LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  TAX BENEFIT OF $936                                   -          (1,526)              -               -
                                                ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                (115,241)         (3,362)          4,841           2,691

LESS DIVIDENDS PAID TO PREFERRED
  STOCKHOLDERS                                      7,792           3,247               -               -
                                                ---------       ---------       ---------       ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                           ($123,033)      ($  6,609)      $   4,841       $   2,691
                                                =========       =========       =========       =========

PROFORMA PROVISION FOR INCOME
  TAXES AND NET INCOME ASSUMING
  ALL PREDECESSOR INCOME WAS
  TAXABLE:
  Income before provision for income taxes
    (historical)                                                                                $   2,747
  Proforma provision for income taxes                                                               1,043
                                                                                                ---------
PROFORMA NET INCOME                                                                             $   1,704
                                                                                                =========


See notes to consolidated/combined financial statements.

DECORATIVE HOME ACCENTS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY (IN THOUSANDS)




                                                                                                   Additional
                                                                        Common       Class A         Paid-in
                                                                        Stocks      Warrants         Capital
                                                                        ------      --------       ---------
Balances at December 31, 1993                                             $150            $-             $20
                                                                        ------      --------         -------
  Stockholders' distributions
  Net income for the four months ended April 30, 1994
Balances at April 30, 1994                                                 150             -              20
  Effect of May 1, 1994 purchase acquisition:
    Reversal of April 30, 1994 equity accounts                            (150)                          (20)
    Establish new equity accounts at May 1, 1994                                       1,237           6,763
  Accretion of redeemable common stock for the eight
    months ended December 31, 1994
  Net income for the eight months ended December 31,
    1994
                                                                        ------      --------         -------
Balances at December 31, 1994                                                -         1,237           6,763
  Exercise of Class A warrants                                                        (1,237)          2,737
  Issuance of Class F common stock in connection with sale
    of 13% Senior Notes due 2002, net of issue costs                         1                           902
  Issuance of Class D common stock in connection with sale
    of $50 million redeemable preferred stock, net of issue costs            8                         5,747
  Accretion of redeemable common stock for the year ended
    December 31, 1995
  Accretion of redeemable preferred stock for the six months ended December 31, 1995
  Preferred stock dividends paid or accrued for the
    six months ended December 31, 1995                                                                  (390)
  Accrued compensation on stock options                                                                  348
  Net loss for the year ended December 31, 1995
                                                                        ------      --------         -------


                                                                        Reduction of
                                                                       Certain Equity        Retained              Total
                                                                        Interests to         Earnings          Stockholders'
                                                                         Predecessor       (Accumulated        (Deficiency)
                                                                            Basis            Deficit)             Equity
                                                                       --------------      ------------        --------------
Balances at December 31, 1993                                                   $-            $16,080             $16,250
                                                                          --------          ---------            --------
  Stockholders' distributions                                                                  (3,925)             (3,925)
  Net income for the four months ended April 30, 1994                                           2,691               2,691
Balances at April 30, 1994                                                       -             14,846              15,016
  Effect of May 1, 1994 purchase acquisition:
    Reversal of April 30, 1994 equity accounts                                                (14,846)            (15,016)
    Establish new equity accounts at May 1, 1994                            (6,209)                                 1,791
  Accretion of redeemable common stock for the eight
    months ended December 31, 1994                                                               (762)               (762)
  Net income for the eight months ended December 31,
    1994                                                                                        4,841               4,841
                                                                          --------          ---------            --------
Balances at December 31, 1994                                               (6,209)             4,079               5,870
  Exercise of Class A warrants                                                                                      1,500
  Issuance of Class F common stock in connection with sale
    of 13% Senior Notes due 2002, net of issue costs                                                                  903
  Issuance of Class D common stock in connection with sale
    of $50 million redeemable preferred stock, net of issue costs                                                   5,755
  Accretion of redeemable common stock for the year ended
    December 31, 1995                                                                            (877)               (877)
  Accretion of redeemable preferred stock for the six months
    ended December 31, 1995                                                                      (345)               (345)
  Preferred stock dividends paid or accrued for the
    six months ended December 31, 1995                                                         (2,857)             (3,247)
  Accrued compensation on stock options                                                                               348
  Net loss for the year ended December 31, 1995                                                (3,362)             (3,362)
                                                                          --------          ---------            --------

DECORATIVE HOME ACCENTS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY (IN THOUSANDS)




                                                                                                   Additional
                                                                        Common       Class A         Paid-in
                                                                        Stocks      Warrants         Capital
                                                                        ------      --------       ---------
Balances at December 31, 1995                                                9             -          16,107
  Accretion of redeemable common stock for the year
    ended December 31, 1996                                                                             (837)
  Accretion of redeemable preferred stock for the year
    ended December 31, 1996                                                                             (793)
  Preferred stock dividends paid for the year ended
    December 31, 1996                                                                                   (292)
  Preferred stock dividends paid-in-kind for the year
    ended December 31,996                                                                             (7,500)
  Net loss for the year ended December 31, 1996                              -             -               -
                                                                          ----          ----          ------
Balances at December 31, 1996                                               $9            $-          $6,685
                                                                          ====          ====          ======


                                                                       Reduction of
                                                                      Certain Equity        Retained              Total
                                                                       Interests to         Earnings          Stockholders'
                                                                        Predecessor       (Accumulated        (Deficiency)
                                                                           Basis            Deficit)             Equity
                                                                      --------------      ------------        --------------
Balances at December 31, 1995                                              (6,209)            (3,362)              6,545
  Accretion of redeemable common stock for the year
    ended December 31, 1996                                                                                         (837)
  Accretion of redeemable preferred stock for the year
    ended December 31, 1996                                                                                         (793)
  Preferred stock dividends paid-in-kind for the year
    ended December 31, 1996                                                                                       (7,500)
  Accrued compensation on stock options
  Net loss for the year ended December 31, 1996                                 -           (115,241)           (115,241)

Balances at December 31, 1996                                             ($6,209)         ($118,603)          ($118,118)


See notes to consolidated/combined financial statements.

DECORATIVE HOME ACCENTS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


                                                                                Successor
                                                                                  Years                   Successor      Predecessor
                                                                                  Ended                 Eight Months     Four Months
                                                                              December 31,                  Ended           Ended
                                                                       -------------------------        December 31,      April 30,
                                                                          1996             1995             1994             1994
                                                                       ---------         -------           ------           ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $(115,241)        $(3,362)          $4,841           $2,691
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                         10,051           6,552            2,404              465
    Write-off of goodwill                                                 79,717
    Provision for doubtful accounts                                        4,507           1,278              225              100
    Deferred income tax provision                                            934             337              355                7
    Loss on early extinguishment of debt, net of tax                                       1,526
    Stock compensation expense                                                               348
    Changes in operating assets and liabilities, net of HII business acquisition:
      Accounts receivable                                                 (1,326)         (9,256)          (2,595)           2,018
      Income taxes receivable                                              1,961          (1,007)
      Inventories                                                         11,148             319             (262)            (345)
      Other current assets                                                  (424)          1,105              532              390
      Accounts payable                                                     2,603          (5,021)          (1,764)           1,780
      Accrued liabilities                                                 (4,929)         (5,903)           2,208             (796)
      Accrued interest                                                    (7,583)          6,979
      Income taxes payable                                                                  (567)
                                                                       ---------         -------           ------           ------
          Net cash provided by (used in) operating act                   (18,582)         (6,672)           5,944            6,310
                                                                       ---------         -------           ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of HII:
    Current assets                                                                       (55,063)
    Property, plant and equipment, net                                                   (14,291)
    Other assets                                                                          (1,270)
    Intangible assets, net                                                               (57,716)
    Current liabilities                                                                   28,779
    Deferred income taxes                                                                  2,179
    Long-term debt                                                                         2,296
                                                                       ---------         -------           ------            ------
          Net cash used to acquire HII                                                   (95,086)
  Purchases of property and equipment                                     (4,019)         (4,106)          (3,665)           (3,575)
  Disposal of property and equipment                                         114             104
  Other long term assets                                                     130          (1,180)
  Sale (purchase) of investment securities                                 1,000                           (1,000)            4,317
                                                                       ---------         -------           ------            ------
          Net cash provided by (used in) investing act                    (2,775)       (100,268)          (4,665)              742
                                                                       ---------         -------           ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 13% Senior Notes due 2002 and Class F
    common stock                                                                         125,000
  Issuance of $50 million redeemable preferred stock and
    Class D common stock                                                                  50,000
  Repayment of indebtedness                                                              (68,132)
  Debt issuance and other financing costs                                   (701)        (11,398)
  Net borrowings under revolving line of credit                           25,868           4,972
  Distributions to stockholders                                                                                              (3,925)
  Proceeds from notes payable                                                182             101
  Payments on notes payable                                                                                                    (156)
  Principal payments under capital lease obligations                        (431)
  Redeemable preferred stock dividends paid                               (1,750)         (1,789)
                                                                       ---------         -------           ------            ------
          Net cash provided by (used in) financing act                    23,168          98,754                             (4,081)
                                                                       ---------         -------           ------            ------

DECORATIVE HOME ACCENTS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (CONTINUED)


                                                            Successor
                                                              Year                    Successor     Predecessor
                                                              Ended                 Eight Months    Four Months
                                                          December 31,                  Ended          Ended
                                                    -----------------------         December 31,      April 30,
                                                      1996           1995              1994             1994
                                                    --------       --------          --------         --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       $  1,811       $( 8,186)         $  1,279         $  2,971

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    169          8,355             7,076            2,211
                                                    --------       --------          --------         --------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                         $  1,980       $    169          $  8,355         $  5,182
                                                    --------       --------          --------         --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $ 27,568       $  4,582          $  4,161         $    154
                                                    --------       --------          --------         --------
  Income taxes paid (refunded)                      ($ 2,559)      $    901          $  1,882         $   --
                                                    --------       --------          --------         --------

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Accrued redeemable preferred stock dividends      $   --         $  1,458          $   --           $   --
                                                    --------       --------          --------         --------
  Accrued compensation under stock options          $   --         $    348          $   --           $   --
                                                    --------       --------          --------         --------
  Accretion of redeemable preferred stock           $    793       $    345          $   --           $   --
                                                    --------       --------          --------         --------
  Accretion of redeemable common stock              $    837       $    875          $    762         $   --
                                                    --------       --------          --------         --------
  Exercise of common stock warrants                 $   --         $  1,500          $   --           $   --
                                                    --------       --------          --------         --------
  Preferred stock dividends paid in kind            $  7,500       $   --            $   --           $   --
                                                    --------       --------          --------         --------
  Capital lease obligations incurred                $  1,716       $   --            $   --           $   --
                                                    --------       --------          --------         --------


See notes to consolidated financial statements

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.    ORGANIZATION, OPERATIONS AND PURCHASE ACQUISITIONS

      ORGANIZATION - The accompanying consolidated financial statements (successor) for the years ended December 31, 1996 and 1995, and the eight months ended December 31, 1994, include the consolidated accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. and Home Innovations, Inc. In June 1995, the Company changed its name from CHS Industries, Inc. to Decorative Home Accents, Inc. Also in 1995, the Company's wholly-owned subsidiary, International Textiles, Inc. ("INTEX"), was merged into its wholly-owned subsidiary, The Rug Barn, Inc.

      The accompanying combined financial statements (predecessor) for the four months ended April 30, 1994 include the combined accounts of the following:


      International Textile Fabrics, Inc.                      S Corporation
      The Rug Barn, Inc.                                       C Corporation
      QTI Sports, Inc.                                         C Corporation
      The Rug Barn Accessories, Inc.                           S Corporation
      Action International, Inc.                               C Corporation

      OPERATIONS - The Company designs, manufactures and markets an extensive line of decorative home furnishings and accessories. Through its wholly-owned subsidiary, The Rug Barn, Inc. ("The Rug Barn"), the Company produces woven throws, pillows, placemats, rugs and other woven products. Through its wholly-owned subsidiary, Home Innovations, Inc. ("Home Innovations" or "HII"), the Company manufactures niche-oriented home accessories with four major product areas: Bath furnishings, window treatments, bedding products and the Calvin Klein Home Collection ("Calvin Klein"). The Company principally sells to retail companies throughout the United States.

      PURCHASE OF HOME INNOVATIONS, INC. - Concurrent with the proceeds from the separate debt and equity offerings on July 13, 1995 (see Note 5), the Company purchased all of the outstanding stock of HII, and thus HII became a wholly-owned subsidiary of the Company. The cash purchase price of HII was approximately $95.1 million (after purchase price adjustments described below), including acquisition related costs of approximately $2.0 million plus the assumption of approximately $35.0 million in liabilities consisting principally of trade payables and accruals and $2.3 million of junior subordinated debt. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company allocated the purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price for HII was subject to adjustments based on the level of net assets acquired as of the closing date and certain indemnifications from the sellers. The Company finalized negotiations on the purchase price adjustment in November 1995 which resulted in a $6.7 million reduction in the originally agreed-upon $100.0 million purchase price. The final determination of the purchase price allocation resulted in $16.0 million assigned to certain identifiable intangible assets and goodwill of approximately $45.9 million.

      1994 ACQUISITION OF THE RUG BARN, INC. - DHA was formed as a holding Company for The Rug Barn, Inc. DHA has no operating activities. Through its subsidiary, The Rug Barn, Inc., DHA purchased certain assets and assumed certain liabilities from a group of commonly controlled companies known as International Textile Fabrics, Inc. ("ITF") and acquired certain other assets from the principal shareholders of ITF effective May 1, 1994. The acquisition was financed, in part, with 11% Senior Notes issued by INTEX. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company allocated the purchase price (approximately $81 million) to the assets acquired and liabilities assumed, based upon their respective fair values, adjusted for the continuing residual interest in the Company by the principal shareholders of the entities from whom the net assets were acquired.

      The following summarizes the net effect of this purchase acquisition as of May 1, 1994 (in thousands):


ASSETS                                             LIABILITIES AND EQUITY
------                                             ----------------------

Cash and cash equivalents       $ 7,076            Current liabilities                       $  5,642
Accounts receivable, net          6,034            Long-term debt                              68,400
Inventory                         3,440            Capital stock and additional paid-in
Other current assets                874              capital                                    6,763
Property, plant and equipment    12,084            Class A warrants outstanding                 1,237
Deferred income taxes             3,805            Reduction of certain equity interests
Goodwill                         42,520              to predecessor basis                      (6,209)
                                -------                                                       -------

Total                           $75,833            Total                                      $75,833
                                =======                                                       =======


Since the stockholders of the entities from which the net assets were acquired retained a minority residual interest in the Company, the Company recorded a reduction in its stockholders' equity to reflect the excess of the purchase price over these stockholders' basis in those net assets acquired, net of the related tax benefit to be realized.

The unaudited consolidated results of operations on a pro forma basis as though HII and The Rug Barn, Inc. had been acquired as of January 1, 1994 are as follows (in thousands):


                                                              YEAR                 YEAR
                                                              ENDED                ENDED
                                                          DECEMBER 31,         DECEMBER 31,
                                                              1995                 1994
                                                          ------------         ------------

      Sales                                                 $206,679             $223,641
      Income (loss) before extraordinary items              $ (6,515)               2,572
      Net income (loss)                                     $ (8,041)               1,045


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements (successor) for periods subsequent to April 30, 1994 include the accounts of the Company and its wholly-owned subsidiaries, The Rug Barn, Inc. and Home Innovations, Inc. (purchased on July 13, 1995). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      PRINCIPLES OF COMBINATION - The combined financial statements (predecessor) for periods prior to May 1, 1994 include the combined accounts of International Textile Fabrics, Inc., The Rug Barn, Inc., QTI Sports, Inc., The Rug Barn Accessories, Inc. and Action International, Inc. All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in banks and highly-liquid investments with a maturity of one year or less. Substantially all cash receipts are applied to the outstanding balance of the revolving line of credit on a daily basis.

      INVESTMENT SECURITIES - The Company's investment in municipal bonds (sold in 1996) were classified as securities available-for-sale in 1995 and were carried at fair market value which approximated cost.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial statement estimates include the estimate of the allowance for doubtful accounts and adjustments to reduce inventory to lower of cost or market. Management determines adjustments to reduce inventory to lower of cost or market based on a number of factors, including historical experience, aging of the accounts and the current credit worthiness of its customers. Management determines its estimate of the inventory valuation reserves considering a number of factors, including historical experience, aging and condition of the goods on hand, degree of obsolescence and quantities on hand which might exceed current requirements. Management believes that its estimates provided in the financial statements, including for these valuation reserves and inventory adjustments, are reasonable and adequate. However, actual results could differ from those estimates.

      CREDIT RISKS AND SIGNIFICANT CUSTOMER - Trade receivables are the principal financial instrument which subject the Company to concentration of credit risks. The Company's principal customers are U.S. retailers of decorative home accessories and the Company operates in a single industry segment. Sales to one of the Company's customers accounted for approximately $27.2 million, $19.0 million and $7.1 million in 1996, 1995 and 1994, respectively. This represented 15.4%, 14.8% and 11.0% of total net sales in the respective years. No sales to a single customer exceeded 10% of sales in any predecessor period. No other customer represented more than 10% of total net sales. Although the Company's exposure to credit risk associated with nonpayment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this customer (approximately 13.6% of total trade receivables at December 31, 1996) were substantially current as of December 31, 1996 and those which were past due at December 31, 1996 have been subsequently collected.

      The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company maintains an allowance for doubtful accounts sufficient to provide for estimated credit losses. The allowance is determined based on a variety of factors including management's estimates of collectibility of past due accounts and prior experience. The resulting provisions for losses are charged to income.

      INVENTORIES - Inventories are stated at the lower of cost or market. Cost, which includes labor, material and factory overhead, is determined on the first-in, first-out basis.

      ADVERTISING AND CATALOG COSTS - The Company produces annual, periodic and seasonal catalogs and accordingly, costs relating to the production of the catalogs are deferred and amortized using the straight-line method, over the expected period of future benefit of one year or less. No amounts were deferred at December 31, 1996, and approximately $168,000 of deferred catalog costs were included in other assets in the consolidated balance sheet at December 31, 1995. Total advertising and promotional expenses were approximately $2.1 million in 1996, $1.3 million in 1995, $674,000 for the eight months ended December 31, 1994, and $323,000 for the four months ended April 30, 1994.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method.

      The estimated useful lives used in computing depreciation are as follows:


          Machinery and equipment                    5 to 8 years
          Furniture and fixtures                     5 to 7 years
          Buildings                                      30 years


      INCOME TAXES - The Company provides deferred income taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities assuming that they will be realized and settled at the amount reported in the Company's financial statements.

      Income taxes on earnings of the S Corporations in the predecessor period were payable by the stockholders individually and, accordingly, are not reflected in the financial statements. In addition to the historical income tax provision on the C Corporation income in the predecessor period, the combined statements of operations include disclosure of net income assuming a pro forma income tax provision at 38% as if the Company's entire combined income, rather than a portion of it, was taxed at C Corporation rates.

      INTANGIBLE ASSETS, NET - Certain identifiable intangible assets purchased in the acquisition of HII, principally the Calvin Klein contract and customer lists, were determined by independent appraisal to have an aggregate value of approximately $16.0 million at the date of acquisition. These identifiable intangible assets are amortized over an average life of approximately 11 years on the straight-line method and are reported net of accumulated amortization of approximately $2,223,000 and $712,000 at December 31, 1996 and 1995, respectively.

      The excess of cost over the fair value of the net assets (goodwill) of the acquired businesses of approximately $88.5 million was being amortized over 20 years on the straight-line method. As described in Note 3, at December 31, 1996 the Company changed its method of evaluating the realizability of its intangible assets to a fair value approach determined using an estimate of discounted cash flows. Using the fair value approach, the Company wrote off the unamortized value of its goodwill, $79.7 million, in the accompanying 1996 consolidated statement of operations. Prior to the change in method of accounting, the Company evaluated the realizability of its intangible assets based upon expectations of undiscounted cash flows and comparing such future cash flows to the carrying amount of the related assets.

      DEFERRED FINANCING COSTS - Costs associated with the placement of debt have been deferred and are included in other assets in the consolidated balance sheet and are amortized over the term of the related debt using the effective interest method.

      Costs associated with the revolving credit facility have been deferred and are amortized over the term of the agreement using the straight-line method.

      REDEEMABLE STOCK - The carrying amounts of redeemable preferred and common stock are recorded at fair value and are accreted over their terms using the effective interest method. The periodic accretion is charged against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital.

      REVENUE RECOGNITION POLICY - The Company recognizes revenue from product sales when it has shipped the goods. The Company's customers have the right to return certain merchandise for replacement with another product. No restocking fee is charged if the customer obtains a return authorization and places a replacement order prior to returning merchandise. The Company provides an accrual for the effect of estimated future returns relating to reported sales.

      IMPAIRMENT OF LONG-LIVED ASSETS - Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires long-lived and identifiable intangible assets to be reviewed for impairment when circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity recognizes an impairment loss which is to be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment losses were recognized by the Company upon the adoption of SFAS 121. The Company considered the change in executive management combined with revised operating expectations and the Company's liquidity crisis, which occurred in the fourth quarter, to be impairment indicators under SFAS 121. Accordingly, the Company performed an impairment analysis using projected future cash flows (undiscounted and without interest charges) which indicated that the carrying amount of the Company's assets was not impaired.

      STOCK COMPENSATION - During 1996, the Company adopted Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 recommends that companies account for stock compensation on a fair-value-based method which requires that the fair value of stock options be measured at the grant date based on the value of the award and be recognized over the vesting period. Companies may, however, continue to measure compensation cost using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Companies that continue to apply APB 25 must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used. The Company has elected to continue to account for such plans under APB
      25. See Note 6.

      RECLASSIFICATIONS - Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

3.    GOODWILL IMPAIRMENT

      Prior to the fourth quarter of 1996, the Company evaluated the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining amortization period could be recovered through undiscounted future operating cash flows of the acquired operations. In the fourth quarter of 1996, the Company changed its method for evaluating the recoverabilty of goodwill to a method whereby the carrying amount is compared to its estimated fair value, and any excess carrying amount is determined to be impaired. The fair value of goodwill is estimated by subtracting the estimated fair value of the Company's identifiable net assets from the fair value of the Company in its entirety, which is estimated using a discounted cash flow approach. The Company believes fair value is a preferable method to assess goodwill for recoverability as it believes that the value at which the Company could be bought and sold in an arms length transaction between a willing buyer and seller is the most objective evidence and, therefore, the most relevant measure of its value. Based on an evaluation of the recoverability of goodwill at December 31, 1996, the Company concluded that its unamortized balance of goodwill, $79.7 million, was impaired and has recorded a pre-tax charge for such amount in the accompanying 1996 consolidated statement of operations.

4.    BALANCE SHEET COMPONENTS

      Inventories are summarized as follows (in thousands):

                                          DECEMBER 31,
                                    ------------------------
                                      1996             1995
                                    -------          -------

Raw materials and supplies          $13,964          $24,464
Work-in-process                       2,654              973
Finished goods                       15,947           18,276
                                    -------          -------
Total                               $32,565          $43,713
                                    =======          =======


      Property, plant and equipment is summarized as follows (in thousands):


                                                    DECEMBER 31,
                                            ---------------------------
                                               1996               1995
                                            --------           --------

Land                                        $    862           $    863
Buildings and improvements                    16,782             15,384
Furniture and fixtures                         5,296              3,184
Machinery and equipment                       15,536             14,101
                                            --------           --------
                                              38,476             33,532
Accumulated depreciation                      (7,594)            (3,375)
                                            --------           --------
                                              30,882             30,157
Construction in progress                       1,380                510
                                            --------           --------
Property, plant and equipment, net          $ 32,262           $ 30,667
                                            ========           ========

      Other assets are summarized as follows (in thousands):


                                             DECEMBER 31,
                                       ----------------------
                                        1996            1995
                                       ------          ------

Deferred financing costs, net          $7,007          $7,417
Other                                     939           1,373
                                       ------          ------
Total                                  $7,946          $8,790
                                       ======          ======


5.    DEBT AND EQUITY OFFERINGS

      On July 13, 1995, the Company sold for gross proceeds of $125 million, 125,000 Units, each such Unit consisting of $1,000 principal amount of Series A 13% Senior Notes due June 30, 2002 and one share of the Company's Class F Common Stock, par value $0.01 per share.

      In connection with the sale of the Units, certain of the Company's stockholders purchased $6.9 million of the Units and received $6.9 million of the Series A 13% Senior Notes and 6,900 shares of the Class F Common Stock. In addition, other stockholders of the Company tendered $23.039 million principal amount of 11% Senior Notes of INTEX in exchange for 23,039 of the Units (see Note 6).

      On December 26, 1995, the Company completed an exchange of its Series A 13% Senior Notes due 2002 for Series B 13% Senior Notes due 2002 ("13% Senior Notes"). The terms of the Senior Notes are substantially the same except the Series B 13% Senior Notes can be publicly traded (registered with the Securities and Exchange Commission on November 9, 1995).

      Concurrent with the sale of the Units, the Company sold for gross proceeds of $50 million, 50,000 shares of Redeemable Preferred Stock, 803,333 shares of Class D Common Stock and Class D Warrants (collectively, the "Equity Offering") which are exercisable, under certain conditions, for additional shares of Class D Common Stock. Dividends on the Redeemable Preferred Stock are payable quarterly at an annual rate of 14%. Under certain terms governing the 13% Senior Notes and the amended and restated Revolving Credit Facility, dividends on the Redeemable Preferred Stock must be paid, at a 15% annual rate, by the issuance of additional Redeemable Preferred Stock in lieu of cash dividends. The Redeemable Preferred Stock is redeemable at any time prior to mandatory redemption on July 1, 2003, without penalty, at the Company's option. The Company is required to redeem the Redeemable Preferred Stock upon the occurrence of certain events, including the violation of certain restrictive covenants. Also, upon a change of control of the Company, the preferred stockholders have the option to require the Company to repurchase their shares. The agreements relating to the Redeemable Preferred Stock prohibit the payment of cash dividends on the Company's Common Stock. The Redeemable Preferred Stock is contractually subordinated to the full payment in cash of the Senior Notes. Upon the occurrence of certain events such as the Company's failing to meet certain ratios, the Class D directors will have 50% of the total votes of the Board of Directors of the Company. Such event occurred in April 1996, and accordingly, the Class D directors have 50% of the total votes of the Board of Directors. The holders of the Class D Warrants are entitled to acquire shares of Class D Common Stock representing up to approximately 10% of the Company's Common Stock if the Company does not achieve certain performance criteria, cumulative for fiscal 1996 and 1997, and certain leverage ratios. Also, the holders of the Class D Warrants are entitled to acquire shares of Class D Common Stock representing up to approximately 5% of the Company's Common Stock if the Redeemable Preferred Stock remains outstanding after January 13, 1999 (2.5% of Common Stock) or July 13, 1999 (an additional 2.5% of Common Stock).

      The net proceeds from the sale of the Units and the Equity Offering, along with approximately $4.2 million of the Company's cash, were used to finance the acquisition on July 13, 1995 of Home Innovations, Inc. ("HII") and to repay certain indebtedness of approximately $46.3 million due to related parties, including approximately $1.2 million in accrued interest and a $1.2 million prepayment penalty on the INTEX 11%

      Senior Notes. The prepayment penalty, net of taxes, was recognized as an extraordinary loss in the accompanying 1995 consolidated statement of operations.

      Subsequent to December 31, 1996, the Company reached an agreement in principle to restructure the Units and Redeemable Preferred Stock. See
      Note 14.

6.    REDEEMABLE STOCK AND SHAREHOLDERS' EQUITY

      AMENDED AND RESTATED STOCKHOLDERS' AGREEMENT - On July 13, 1995, the Company amended and restated its Stockholders' Agreement ("Amended and Restated Stockholders' Agreement"). Shares issued and outstanding and shares authorized at December 31, 1996 and 1995, are as follows:


                                  SHARES ISSUED         SHARES
DESCRIPTION                      AND OUTSTANDING       AUTHORIZED
                                 ---------------       ----------

Redeemable preferred stock             50,000            200,000
Redeemable common stock:
  Class A (voting)                    109,737            109,737
  Class B (non-voting)              1,756,126          1,800,000

Common stock (voting):
  Class A                             965,101          2,790,263
  Class C                             386,040            400,000
  Class D                             808,333          2,400,000
  Class E                                --            2,100,000
  Class F                             125,000            400,000


      REDEEMABLE PREFERRED STOCK - The Redeemable Preferred Stock was recorded at its fair value at its July 13, 1995 issuance. The carrying amount of the Redeemable Preferred Stock is being accreted, using the interest method, to its redemption value of $50 million over its term until mandatory redemption on July 1, 2003. The periodic accretion is charged against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital. Such accretion totaled $793,000 and $345,000 for the year ended December 31, 1996 and 1995, respectively.

      Total dividends on the Redeemable Preferred Stock in 1996 were $7.8 million, of which, $7.5 million were paid-in-kind. Total dividends on the Redeemable Preferred Stock in 1995 were $3,247,000, including $1,458,000 paid in 1996 and $1,789,000 paid in 1995.

      REDEEMABLE COMMON STOCK - Certain holders of the Class A voting common stock (par value $.01 per share, 109,737 shares issued and outstanding) and all holders of the Class B non-voting common stock (par value $.01 per share, 1,756,126 shares issued and outstanding) can, at their option on the later of May 4, 2001 or ninety-one days after the redemption of the Redeemable Preferred Stock (mandatory redemption on July 1, 2003), require the Company to repurchase their shares of common stock ("Redeemable Common Stock") at the then fair market value of each share. The Company has the option, after May 4, 2002, to purchase the Redeemable Common Stock for cash at the then fair market value of each share. The carrying amount of the Redeemable Common Stock is determined by estimating the fair market value of the common stock at the holders' optional redemption date and accreting, using the interest method, to such estimated redemption amount. The periodic accretion is being charged against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital.

      The following summarizes accretion in the Redeemable Common Stock account from May 1, 1994 to December 31, 1996 (in thousands):


Accretion for the eight months ended December 31, 1994
  and balance at December 31, 1994                              $  762
Accretion for the year ended December 31, 1995                     877
                                                                ------
Balance at December 31, 1995                                     1,639
Accretion for the year ended December 31, 1996                     837
                                                                ------
Balance at December 31, 1996                                    $2,476
                                                                ======


      STOCK OPTIONS - During the years ended December 31, 1996 and 1995, the Company granted stock options to certain key employees. As discussed in
      Note 2, the Company will continue to apply the principles of APB 25 to account for these options. Compensation expense of $348,000 was recognized in 1995 for time-vested options which were granted at less than fair market value. The pro forma effects of applying the fair value measurement principles of SFAS 123 on net income are not materially different from that reported for both 1996 and 1995. Since the Company's equity securities are not publicly held, earnings per share data is not presented.

      In 1996 and 1995, the Company granted options for 317,000 and 214,908 shares of common stock, respectively, at a weighted-average exercise price of $7.68 and $1.62. The foregoing and following table excludes "super performance" options for 185,185 shares of common stock granted in 1995 with an exercise price of $76.80. Management believes inclusion of such options would reduce the relevance of such disclosures. No options were exercised or canceled in 1996 or 1995.

      The following summarizes certain information about options outstanding at December 31, 1996:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                                 REMAINING
                                                                CONTRACTUAL
  EXERCISE PRICE                      SHARES                   LIFE (YEARS)
------------------------------------------------------------------------------

      $ 0.01                         169,908                        3.50
      $ 7.68                         362,000                        4.66
                                     -------
                                     531,908
                                     =======


      As of December 31, 1996, there were vested options to purchase 71,636 shares at a weighted-average exercise price of $1.62.

      Of the options granted during 1996 and 1995, 317,000 and 45,000 shares vest at a rate of 33% per year over a 3 year period in annual increments on each of the first, second and third anniversaries of the date of grant. The remaining options granted during 1995, 84,954 shares vest based on performance and 84,954 shares are time-vested. The performance options are based on the achievement of certain Company performance criteria, cumulative for 1996 and 1997. During 1996, the performance criteria were not met. For the 84,954 time-vested options, vesting occurs with an initial 33% at the date of grant and 33% on each of the first and second anniversaries of the date of grant.

      EXERCISE OF COMMON STOCK WARRANTS - In June 1995, certain of the Company's stockholders exercised warrants for the purchase of 1,232 shares of the Company's Class A Common Stock for $1.5 million. The exercise price was paid by the reduction of certain indebtedness owed by a subsidiary of the Company to the stockholders.

7.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1996 and 1995 (in thousands):


                                                             DECEMBER 31,
                                                    -----------------------------
                                                       1996                1995
                                                    ---------           ---------

13% Senior Notes due June 30, 2002                  $ 125,000           $ 125,000
Less - discount                                          (821)               (917)
                                                    ---------           ---------
                                                      124,179             124,083
Borrowings under revolving credit facility             30,841               4,972
Other long-term debt                                    3,910               2,397
                                                    ---------           ---------
Total                                                 158,930             131,452
Current portion                                       124,830                --
                                                    ---------           ---------
Long-term portion                                   $  34,100           $ 131,452
                                                    =========           =========


      SENIOR NOTES - As described in Note 5, the Company sold $125 million principal amount of 13% Senior Notes due June 30, 2002. Interest is paid semiannually on June 30 and December 31. The Senior Notes were issued at a discount of approximately $958,000. The Senior Notes are being accreted, using the interest method, to their $125 million principal amount. The periodic accretion is charged to interest expense. The Senior Notes are unconditionally, jointly and severally guaranteed by each of the Rug Barn and HII and each of the direct and indirect subsidiaries of HII.

      Under the indenture agreement of the 13% Senior Notes, the Company is not permitted to declare or pay dividends on capital stock other than the Redeemable Preferred Stock prior to June 30, 1997, except for dividends payable in capital stock. The 13% Senior Notes also contain various covenants, restrictions and redemption features. The payment of cash dividends on the Redeemable Preferred Stock is allowed provided that certain financial covenants of the Company are met. Subsequent to June 30, 1997, cash payment of dividends is allowed on other classes of the Company's capital stock, provided that certain financial covenants of the Company are met. Further, there are limitations on the ability of the Rug Barn and Home Innovations to incur additional indebtedness and pay dividends.

      As discussed in Note 14, the 13% Senior Notes have been classified as current in the accompanying consolidated balance sheet. The Company has reached an agreement in principal with certain of the Company's bond holders and equity holders to convert the Senior Notes to equity.

      REVOLVING CREDIT FACILITY - On November 12, 1996, the Company and certain subsidiaries entered into a Loan and Security Agreement (the "Agreement") with a revolving credit facility to provide for revolving loans ("Loans") and letters of credit ("Letters of Credit") in an aggregate principal amount of up to $50 million, subject to borrowing limitations, for a three year period. The Agreement may be renewed from year to year thereafter at the mutual agreement of the parties. The initial borrowing of $35.4 million on November 12, 1996 was utilized to repay amounts owed the prior lender under the Company's former Revolving Credit Facility. Borrowings under the $50 million Revolving Credit Facility bear interest, at the Company's discretion, at a rate of 5/8% percent per annum in excess of the Prime Rate or 3-1/4% percent per annum in excess of the Eurodollar Rate. The borrowings are secured by a first priority lien on the accounts receivable and inventories of the Company's subsidiaries. The Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is prohibited in accordance with the Agreement. Further, there are limitations on the ability of the Company to incur additional indebtedness and make loans, advances and investments. Under the Company's borrowing formula, which is based on underlying collateral as described above, approximately $3.8 million (net of $30.8 million of outstanding Loans and approximately $418,000 in outstanding Letters of Credit) was available for borrowing by the Company under the Revolving Credit Facility at December 31, 1996.

      On March 1, 1997, the Agreement was amended to provide for a line of credit ("Supplemental Facility") pursuant to which the lender made supplemental loans ("Supplemental Loans") of $5 million. The Supplemental Loans under the Supplemental Facility were repaid on May 27, 1997. See
      Note 14.

      On May 23, 1997, the Agreement was amended for, among other things, changes in certain covenants including the tangible net worth calculation. There were no Events of Default (as defined) under the Agreement, as amended, at December 31, 1996. See Note 13.

      OTHER LONG-TERM DEBT - Other long-term debt at December 31, 1996 consists principally of $2,579,000 of subordinated notes bearing interest at 7.5% and obligations under capital leases. The debt matures in May 1999.

      FAIR VALUE OF LONG-TERM DEBT - The fair value of the 13% Senior Notes, based on estimated quoted prices, was $62.5 million at December 31, 1996. The fair value of the amounts outstanding under the revolving credit facility and the other long-term debt approximates their carrying value.


8.    INCOME TAXES

      The provision (benefit) for income taxes of successor consists of the following (in thousands):


                                           YEAR ENDED                EIGHT MONTHS
                                           DECEMBER 31,                 ENDED
                                   -------------------------         DECEMBER 31,
                                     1996              1995              1994
                                   -------           -------         ------------

Current:
  Federal                          $   849           $  (551)          $ 2,244
  State                               (149)               37               365

Deferred:
  Federal                              174               273               305
  State
                                       758                64                50
                                   -------           -------           -------
Total provision (benefit)          $ 1,632           $  (177)          $ 2,964
                                   =======           =======           =======

      Presented below are the sources of deferred income tax assets and liabilities (in thousands):


                                                          DECEMBER 31,
                                                  ---------------------------
                                                    1996               1995
                                                  --------           --------

Gross deferred income tax assets:
  Allowance for doubtful accounts                 $  1,187           $    935
  Inventory valuation reserves                       1,385              1,369
  Deductible goodwill                               13,669              2,807
  Reserves for plant relocations                       142              1,682
  Net operating loss carryforwards                  19,369              4,861
  Tax credit carryforwards                           1,778                703
  Other                                                475                360
  Valuation allowance                              (30,838)            (5,106)
                                                  --------           --------
Total                                                7,167              7,611
                                                  --------           --------

Gross deferred income tax liabilities:
  Depreciation                                      (1,792)              (911)
  Prepaid advertising                                 --                  (63)
  Identifiable intangible assets                    (5,375)            (5,703)
                                                  --------           --------
Total                                               (7,167)            (6,677)
                                                  --------           --------

Net deferred income tax asset                     $   --             $    934
                                                  ========           ========


     The net deferred income tax asset at December 31, 1995 was recognized in the accompanying consolidated balance sheet as follows (in thousands):


                                                DECEMBER 31,
                                                   1995
                                                  -------

Current deferred income tax asset                 $ 4,282
Noncurrent deferred income tax liability           (3,348)
                                                  -------

Net deferred income tax asset                     $   934
                                                  =======


     Management cannot be assured that the net deferred income tax asset of $30.8 million will be realized. Accordingly, in 1996 the valuation allowance was increased to 100% of the total net deferred income tax asset. In 1995, a valuation allowance was established at $5.1 million or 100% of the deferred tax asset arising from net operating loss carryforwards and state tax credits earned during 1995 as management could not be assured that the deferred asset would be realized.

     A reconciliation of the statutory income tax rate to the annual effective income tax rate of successor follows:


                                                          YEAR ENDED           EIGHT MONTHS
                                                          DECEMBER 31,             ENDED
                                                     ---------------------     DECEMBER 31,
                                                      1996           1995          1994
                                                     ------         ------     ------------

Federal income tax at statutory rate                  (34)%          (34)%          34%
State income tax, net of federal tax benefit          --              (3)            4
Intangible asset amortization not deductible           16             16            --
Valuation allowance for deferred tax assets            19             10            --
Other                                                 --               2            --
                                                     ------         ------        ----

Total                                                   1 %           (9)%          38%
                                                     ======         ======        ====


     At December 31, 1996, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $48.0 million which begin to expire in 2007, Federal general business and alternative minimum tax credits which begin to expire in 2009, state net operating losses totaling $60.9 million which begin to expire in 1997 and state tax credits which begin to expire in 2002.

     The provision for income taxes for the predecessor companies for the four months ended April 30, 1994 consist of the following (in thousands):


                                           FOUR MONTHS
                                              ENDED
                                            APRIL 30,
                                              1994
                                           -----------

Current:
  Federal                                    $  42
  State                                          7
                                             -----
                                                49
                                             -----

Deferred:
  Federal                                        6
  State                                          1
                                             -----
                                                 7
                                             -----

Total                                          $56
                                             =====


     The deferred taxes for the four months ended April 30, 1994, result primarily from reserves for doubtful accounts and inventories, sales adjustments, depreciation and amortization, certain accrued liabilities not currently deductible for income tax purposes and capitalized catalog costs which are currently deductible for income tax purposes.

     The combined net income of the S Corporations was approximately $2.6 million for the four months ended April 30, 1994. A reconciliation of the statutory income tax rate to the annual effective income tax rate on the C Corporation pretax income is as follows:


                               FOUR MONTHS ENDED
                                 APRIL 30, 1994

Federal income tax at statutory rate                  34%
State income tax, net of federal tax benefit           4
                                                     ---
Total                                                 38%
                                                     ===


9.    401(K) CONTRIBUTION PLAN

      On February 1, 1996, the Company adopted a discretionary contribution plan (the "New Plan") available to employees meeting the New Plan's eligibility requirements. A determination letter has been filed with the Internal Revenue Service. The New Plan is expected to be qualified under Section 401(k) of the Internal Revenue Code. Currently, the Company matches $0.25 per $1.00 of employee contributions, up to a maximum of 6% of each employees' compensation. The Company's contribution is determined by the Board of Directors. The Company's contributions to the New Plan during 1996 were approximately $148,000.

      Prior to the adoption of the New Plan, the Company's wholly-owned subsidiary, Home Innovations, had a defined contribution plan (the "Old Plan") available to Home Innovations' employees meeting eligibility requirements. The assets of the Old Plan were transferred to the New Plan during 1996. The Old Plan was a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Company made a matching contribution of 25% of each participant's base compensation. The Company's contributions to the Old Plan were approximately $101,000 for the year ended December 31, 1995 (subsequent to the acquisition of Home Innovations in July 1995).


10.   LEASES

      The Company leases office, warehouse and manufacturing facilities, and computer equipment under operating and capital leases expiring through 2003. Rental expense under operating leases totaled approximately $901,000 in 1996, $778,000 in 1995, $42,000 for the eight months ended December 31, 1994, and $198,000 for the four months ended April 30, 1994.

      Future minimum rental payments under the capital and operating leases are as follows:


                                          CAPITAL          OPERATING
                                          LEASES             LEASES           TOTAL
                                          -------          ---------         -------
1997                                      $   738           $ 1,861          $ 2,599
1998                                          531             1,308            1,839
1999                                          194               275              469
2000                                           45               143              188
2001                                         --                 138              138
Thereafter                                   --                 279              279
                                          -------           -------          -------

Total minimum lease payments                1,508           $ 4,004          $ 5,512
                                                            =======          =======
Less interest                                (178)
                                          -------
Present value of minimum lease payments   $ 1,330
                                          =======

11.   COMMITMENTS AND CONTINGENCIES

      The Company has a license agreement with Calvin Klein, Inc., expiring April 30, 1998. In connection with the restructuring plan discussed in
      Note 14, Calvin Klein, Inc. has committed to enter into a new multi-year agreement extending through 2004. The agreement requires that the Company pay various fees and royalties, generally based on net sales, over the term of the agreement.

      Future commitments for purchases of raw materials are approximately $4.6 million. Certain of these contracts can be canceled without penalty to the Company.

      The Company is involved in various legal actions, environmental matters and other proceedings that are incidental to the conduct of its business. The Company believes, after reviewing such matters and consulting with counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either the Company's consolidated financial position or results of operations.


12.   RELATED PARTIES

      MANAGEMENT FEES - In May 1994, the Company entered into a management fee agreement with a stockholder of the Company which required payments of $400,000 each year, payable in equal monthly installments, in consideration of general supervisory and business planning services provided by the stockholder, plus an additional fee based on achieving certain financial thresholds. In addition, this stockholder received reimbursements for expenses incurred in the performance of these services. In July 1995, the Company amended its management fee agreement with the stockholder to require payments of $750,000 each year, payable in equal monthly installments, plus reimbursements to the stockholder for out-of-pocket expenses. Effective January 1, 1996, the stockholder voluntarily reduced his annual fees to $375,000, payable in equal monthly installments, plus reimbursements to the stockholder for out-of-pocket expenses. Payments to the stockholder were approximately $398,000, $603,000 and $451,000 in 1996, 1995 and for the eight months ended December 31, 1994, respectively.

      OTHER - Under an agreement with a former stockholder of the Company, the Company paid the former stockholder approximately $99,000 in 1996, $266,000 in 1995 and $78,000 for the eight months ended December 31, 1994 for the use of an airplane. The Company also paid approximately $987,000 in 1996, $244,000 in 1995 and $85,000 for the eight months ended December 31, 1994 for printing services to a company wholly owned by certain former stockholders of the Company.

13.   GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of the assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses in 1996 and 1995 and has a net shareholders' deficiency of approximately $118.1 million at December 31, 1996. At December 31, 1996 and through the date of this report, the Company's liquidity is limited and it does not have the ability to pay all of its current obligations. Further, the Company maximized its borrowings under its senior revolving credit facility. As described in Notes 7 and 14, the Company has received temporary financing from its bank and certain of its bondholders.

      In addition to the above-described inability to pay all of its current obligations, the Company also does not foresee the ability to meet its obligations under its Senior Notes (including the interest obligation due on June 30, 1997) or Redeemable Preferred Stock. Accordingly, on February 6, 1997, the Company engaged Houlihan, Lokey, Howard and Zukin, Inc. as financial advisors for a potential financial restructuring of the Company's obligations. As described in Note 14, on May 23, 1997 the Company reached an agreement in principle with certain of the Company's bondholders and equity holders which would convert the Senior Notes into common equity and provide up to $20 million of financing for working capital purposes. Management believes that the restructuring plan, if it is accomplished, will be adequate to finance anticipated operational needs, planned capital expenditures and to meet other debt service obligations during 1997.

      Consummation of the proposed restructuring is subject to various conditions described in Note 14. There is no assurance that the proposed restructuring will be accomplished. Currently, management of the Company expects that a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code will be necessary to effect the restructuring. The Company intends to present its plan of reorganization substantially simultaneously with its bankruptcy filing and seek confirmation thereof at the earliest possible opportunity. Management of the Company and its legal counsel intend to file a motion with the bankruptcy court to obtain an order to allow full payment during the Chapter 11 case of the pre-petition trade debt of those suppliers that provide customary trade credit terms to the Company during the pendency of its Chapter 11 case. In addition, it is expected that the pre-negotiated plan of reorganization that the Company intends to file will provide for the payment of all unpaid pre-petition trade debt upon the consummation thereof. If the pre-negotiated restructuring plan is not approved by the Court the Company will attempt to negotiate another restructuring plan with its creditors. In the event that a restructuring is not consummated, management of the Company believe that the Company's inability to pay all of the current obligations and service its debt as required raises substantial doubt about the Company's ability to continue as a going concern.

     14.  SUBSEQUENT EVENTS

      As described in Note 7, on March 1, 1997, the Company's senior revolving credit facility was amended to provide an additional $5 million unsecured loan which was repaid on May 27, 1997. Also, on May 23, 1997, the Company's senior revolving credit facility was amended for certain matters including revised loan covenants.

      During 1996, at the request of the Board of Directors, two of the Company's officers and members of the Board of Directors resigned. Subsequent to their resignation, certain allegations concerning wrongful acts were made by the Company and certain stockholders. On March 11, 1997, in consideration of the release and discharge from all claims, damages, and all causes of action, the two former officers and members of the Board of Directors returned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, $6.9 million of the Company's Senior Notes and $448,000 in cash.

      On May 15, 1997, the Company reached an agreement in principle with certain of the Company's bond holders and equity holders providing for a comprehensive capital restructuring plan. The restructuring agreement was entered into by the Company's preferred stockholder, TCW Special Credits Fund V - The Principal Fund ("Fund V") and the beneficial owners of approximately 76% of the principal amount of the Senior Notes, Magten Asset Management Corp., solely as agent for various of its investment advisor clients in their respective accounts at Magten ("Magten"), and CIGNA. The restructuring plan will, among other things, (i) convert the $118.1 million principal amount still outstanding on the 13% Senior Notes plus all accrued and unpaid interest on the Senior Notes into 92.5% of the Company's common equity, (ii) exchange all the Company's 14% redeemable preferred stock into 7.5% of the common equity along with a 5 year warrant to purchase up to 7.5% of the fully diluted common equity and, (iii) exchange all of the classes of common stock into a 5 year warrant to purchase up to 2.5% of the fully diluted equity. In connection with the Company's capital restructuring plan, the Company did not pay interest on the Senior Notes due on June 30, 1997.

      Pursuant to the restructuring, Magten provided the Company with a secured term loan facility of up to $20 million (the "Secured Term Loan Facility") ($15 million was advanced to the Company on May 23, 1997 and an additional $5 million was advanced to the Company on July 9, 1997). Magten also earned a $5 million closing fee which will be waived under certain conditions set forth in the credit agreement with respect to the Secured Term Loan Facility. Additionally, the indenture that governs the Senior Notes was modified to permit the Company to incur the Secured Term Loan Facility. It is contemplated that the Secured Term Loan Facility will be repaid with the proceeds of a rights offering to purchase additional shares of the Company's common stock upon a consummation of the restructuring. The proposed restructuring plan also provides that Magten and Fund V will each agree to exercise all rights and/or oversubscription options issued to them in the rights offering so that the Company will receive sufficient proceeds from the rights offering to pay in full in cash all of the indebtedness under the Secured Term Loan Facility. A portion of the proceeds from the Secured Term Loan Facility was used to retire the Supplemental Facility described in Note 7. In connection with the Secured Term Loan Facility provided by Magten, the Company's existing working capital lender and Magten entered into an inter-creditor agreement.

      Management believes that the transactions contemplated by the above described restructuring will generate additional proceeds that will be adequate to finance anticipated operational needs, planned capital expenditures and meet any debt service obligations for the remainder of 1997.

      The proposed restructuring plan and Magten's related commitments are subject to various conditions, including due diligence by Magten. As described in Note 13, management of the Company expects that a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code will be necessary to effect the restructuring.

      In connection with the restructuring, the Company entered into employment retention agreements with certain key management personnel. The agreements provide for, among other things, a guaranteed bonus payment in March 1998 if the individual is employed by the Company on that date. The maximum obligation to the Company for payments under these agreements is $1.1 million. The Company also entered into amended and restated employment and non-competition agreements with certain officers. If either of these officers' employment is terminated within 90 days following a change of control of the Company, by (i) the Company without good cause, (ii) a successor to the Company without good cause or (iii) the officers themselves, then the Company shall pay the officers an amount aggregating approximately $2.5 million.

      On April 27, 1997, Calvin Klein, Inc. terminated its license agreement with Calvin Klein Home, Inc. and entered into a new interim agreement, with similar terms and conditions, that expires on April 30, 1998, or upon the completion of the restructuring plan. If the restructuring plan is consummated, Calvin Klein, Inc. has committed to enter into a new multi-year agreement that would extend through the year 2004. At December 31, 1996, the carrying amount of the Calvin Klein license agreement is $8,365,000, which is calculated based on the original contract period ending in 2004. If the above-described restructuring is not completed, Calvin Klein, Inc. may not renew its license agreement with the Company. Failure to renew the license agreement on a long-term basis would result in a charge to earnings for the unamortized balance of the license agreement and may otherwise have a material adverse effect on the Company's future results of operations.


                                    ********

DECORATIVE HOME ACCENTS, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS (IN THOUSANDS)


                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           1996                1995
                                                                       ------------        ------------

CURRENT ASSETS-- INCOME TAXES RECEIVABLE                                $    --             $   1,909
DUE FROM SUBSIDIARIES                                                      88,933              63,000
INVESTMENT IN (DUE TO) SUBSIDIARIES                                       (37,547)            118,106
DEFERRED INCOME TAXES                                                        --                   132
OTHER ASSETS                                                                6,502               7,324
                                                                        ---------           ---------
      TOTAL ASSETS                                                      $  57,888           $ 190,471
                                                                        =========           =========

CURRENT LIABILITIES:
   Current portion of long-term debt (Notes A and C)                    $ 124,179           $    --
   Accrued liabilities                                                       --                 2,288
   Accrued interest                                                          --                 7,583
   Due to subsidiaries                                                       --                 7,274
                                                                        ---------           ---------
      TOTAL CURRENT LIABILITIES                                           124,179              17,145
                                                                        ---------           ---------

LONG-TERM DEBT (NOTES A AND C)                                               --               124,083

REDEEMABLE PREFERRED STOCK (NOTES A AND B)                                 49,351              41,059

REDEEMABLE COMMON STOCK (NOTE B)                                            2,476               1,639

STOCKHOLDERS' (DEFICIENCY) EQUITY (NOTE B):
   Common stocks                                                                9                   9
   Additional paid-in capital                                                 476               9,898
   Accumulated deficit                                                   (118,603)             (3,362)
                                                                        ---------           ---------
    Total stockholders' (deficiency) equity                              (118,118)              6,545
                                                                        ---------           ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY           $  57,888           $ 190,471
                                                                        =========           =========


See Notes to Condensed Financial Information.

DECORATIVE HOME ACCENTS, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)


                                                                YEAR ENDED         YEAR ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                                   1996                1995
                                                               ------------        ------------

Equity in income (losses) of consolidated subsidiaries          $ (97,075)          $   2,241
                                                                ---------           ---------
Expenses:
  Selling, general and administrative expenses                        504                 812
  Interest expense                                                 17,253               7,988
                                                                ---------           ---------
      Total expenses                                               17,757               8,800
                                                                ---------           ---------

Loss before income taxes                                         (114,832)             (6,599)
Income tax provision (benefit)                                        409              (3,197)
                                                                ---------           ---------

Net loss                                                        $(115,241)          $  (3,362)
                                                                =========           =========


See Notes to Condensed Financial Information.

DECORATIVE HOME ACCENTS, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (IN THOUSANDS)


                                                                                             RETAINED              TOTAL
                                                                        ADDITIONAL           EARNINGS          STOCKHOLDERS'
                                          COMMON        CLASS A           PAID-IN          (ACCUMULATED            EQUITY
                                           STOCK         WARRANTS         CAPITAL            DEFICIT)           (DEFICIENCY)
                                       -------------   ------------   ---------------   ------------------   ------------------

Balances at December 31, 1994          $         --    $     1,237    $          554    $           4,079    $           5,870
Exercise of Class A warrants                                (1,237)            2,737                                     1,500
Issuance of Class F common stock in
  connection with the sale of the
  13% Senior Notes due 2002, net of
  Notes due 2002, net of issue costs              1                              902                                       903
Issuance of Class D common stock in
  connection with sale of $50 million
  redeemable preferred stock, net of
  issue costs                                     8                            5,747                                     5,755
Accretion of redeemable common stock
  for the year ended December 31, 1995                                                               (877)                (877)
Accretion of redeemable preferred
  stock for the six months ended
  December 31, 1995                                                                                  (345)                (345)
Preferred stock dividends paid or
  accrued for the six months ended
  December 31, 1995                                                             (390)              (2,857)              (3,247)
Accrued compensation on stock options                                            348                                       348
Net (loss) for the year ended
  December 31, 1995                                                                                (3,362)              (3,362)
                                        ------------    -----------    --------------    -----------------    -----------------
Balance at December 31, 1995                      9             --             9,898               (3,362)               6,545
Accretion of redeemable common stock
  for the year ended December 31, 1996                                          (837)                                     (837)
Accretion of redeemable preferred
  stock for the year ended                                                      (793)                                     (793)
  December 31, 1996
Preferred stock dividends paid the
  year ended December 31, 1996                                                  (292)                                     (292)
Preferred stock dividends paid-in-
  kind for the year ended
  December 31, 1996                                                           (7,500)                                   (7,500)
Net (loss) for the year ended
  December 31, 1996                                                                              (115,241)            (115,241)
                                        ------------    -----------    --------------    -----------------    -----------------
Balance at December 31, 1996           $          9    $        --    $          476    $        (118,603)   $        (118,118)
                                        ============    ===========    ==============    =================    =================


See Notes to Condensed Financial Information.

DECORATIVE  HOME ACCENTS, INC.                                       SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


                                                                         YEAR ENDED           YEAR ENDED
                                                                      DECEMBER 31, 1996   DECEMBER 31, 1995
                                                                      -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net                                  $(115,241)          $  (3,362)
    cash provided by (used in) operating activities:
    (Equity) losses in income of consolidated subsidiaries                   97,074              (2,241)
    Stock compensation expense                                                 --                   348
    Deferred income tax provision (benefit)                                     132                (132)
    Amortization                                                               --                   405
    Changes in operating assets and liabilities:
      Income tax receivable                                                   1,908              (1,908)
      Accrued liabilities                                                    (2,190)                829
      Accrued interest                                                       (7,584)              7,584
                                                                          ---------           ---------
        Net cash provided by (used in) operating activities                 (25,901)              1,523
                                                                          ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES --
Purchase of HII                                                                --               (93,209)
                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 13% Senior Notes due 2002 and Class F common stock               --               125,000
  Issuance of $50 million redeemable preferred stock and
    Class D common stock                                                       --                50,000
  Deferred debt issuance and other financing costs                             (108)            (11,275)
  Other long-term assets                                                        930
  Redeemable preferred stock dividends paid                                    (293)             (1,789)
  Net intercompany activity                                                  25,372             (70,250)
                                                                          ---------           ---------
     Net cash provided by financing activities                               25,901              91,686
                                                                          ---------           ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                          --                  --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               --                  --
                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    --             $    --
                                                                          =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES:
  Accrued redeemable preferred stock dividends                            $    --             $   1,458
                                                                          =========           =========
  Accrued compensation under stock options                                $    --             $     348
                                                                          =========           =========
  Accretion of redeemable preferred stock                                 $     792           $     345
                                                                          =========           =========
  Accretion of redeemable common stock                                    $     837           $     877
                                                                          =========           =========
  Exercise of common stock warrants                                       $    --             $   1,500
                                                                          =========           =========
  Preferred stock dividends paid-in-kind                                  $   7,500           $    --
                                                                          =========           =========


See Notes to Condensed Financial Information.

DECORATIVE HOME ACCENTS, INC.                                         SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION


Note A - Debt and Equity Offerings

  See Note 5 of the Notes to the Consolidated/Combined Financial Statements.

Note B - Redeemable Stock and Shareholders' Equity

  See Note 6 of the Notes to Consolidated/Combined Financial Statements.

Note C - Long-Term Debt

  See Note 7 of the Notes to Consolidated/Combined Financial Statements.

Note D - Related Parties

   See Note 12 of the Notes to Consolidated/Combined Financial Statements.

Note E - Going Concern

   See Note 13 of the Notes to Consolidated/Combined Financial Statements.

Note F - Subsequent Events

   See Note 14 of the Notes to Consolidated/Combined Financial Statements.

DECORATIVE HOME ACCENTS, INC.                                        SCHEDULE II
("SUCCESSOR") AND PREDECESSOR COMPANIES
Valuation and Qualifying Accounts and Reserves
(In Thousands)


                                                                        Additions
                                                              ------------------------------
                                             Balance at                           Charged to                            Balance
                                             Beginning         Other              Costs and                             at End
Descripton                                   of Period        Accounts            Expenses        Deductions           of Period
----------                                   ----------       --------            ----------      ----------           ---------

Predecessor:
Four Months Ended April 30, 1994
   Allowance for doubtful accounts            $ 1,034          $  --               $   100          $   322 (1)         $   812
   Inventory reserve                              150             --                  --                                    150
                                             ----------       --------            ----------      ----------           ---------

                                              $ 1,184          $  --               $   100          $   322             $   962
                                             ==========       ========            ==========      ==========           =========

Successor Periods:
Eight Months Ended December 31, 1994
   Allowance for doubtful accounts            $   812          $  --               $   355          $   443 (1)         $   724
   Inventory reserve                              150             --                  --                100 (2)              50
                                             ----------       --------            ----------      ----------           ---------

                                              $   962          $  --               $   355          $   543             $   774
                                             ==========       ========            ==========      ==========           =========

Year Ended December 31, 1995
   Allowance for doubtful accounts            $   724          $ 2,189 (3)         $ 2,482          $ 2,889 (1)         $ 2,506
   Inventory reserve                               50            2,069 (3)           1,891              400 (1)           3,610
                                             ----------       --------            ----------      ----------           ---------

                                              $   774          $ 4,258             $ 4,373          $ 3,289             $ 6,116
                                             ==========       ========            ==========      ==========           =========

Year Ended December 31, 1996
   Allowance for doubtful accounts            $ 2,506          $  --               $ 7,437          $ 2,929             $ 7,014
   Inventory reserve                            3,610             --                 2,998            2,659               3,949
                                             ----------       --------            ----------      ----------           ---------

                                              $ 6,116          $  --               $10,435          $ 5,588             $10,963
                                             ==========       ========            ==========      ==========           =========

(1)   Deductions represent accounts receivable write-offs.
(2)   Deduction represents inventory written off.
(3) Other additions represent beginning balances for Home Innovations, Inc. at the July 13, 1995 acquisition date. Other activity related to Home Innovations, Inc. for the year is included in the appropriate columns.