Form 10-Q
period 1997-03-31
DECORATIVE HOME ACCENTS INC
filed 1997-11-14
CIK 1000453

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:   March 31, 1997

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                      Commission File Number:  33-96794
                                               --------
                        DECORATIVE HOME ACCENTS, INC.
           (Exact name of registrant as specified in its charter)


          Delaware                                     57-0998387
-------------------------------            -----------------------------------
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

            Yes [X]  No [ ]

     As of September 15, 1997, there were 109,737 shares outstanding of the Registrant's Class A Common Stock ($0.01 par value), 1,756,126 shares outstanding of the Registrant's Class B Non-Voting Common Stock ($0.01 par value), 386,040 shares outstanding of the Registrant's Class C Common Stock ($0.01 par value), 808,333 shares outstanding of the Registrant's Class D Common Stock ($0.01 par value), 118,100 shares outstanding of the Registrant's Class F Common Stock and 60,100 shares outstanding of the Registrant's 14% Cumulative Redeemable Preferred Stock ($0.01 par value).

                        DECORATIVE HOME ACCENTS, INC.

                        QUARTER ENDED MARCH 31, 1997

                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of
                   March 31, 1997 and December 31, 1996................   3

               Condensed Consolidated Statements of Operations
                   for the three months ended March 31, 1997
                   and 1996............................................   4

               Condensed Consolidated Statement of Stockholders'
                   Equity (Deficiency) for the three months ended
                   March 31, 1997......................................   5

               Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 1997
                   and 1996............................................   6

               Notes to Condensed Consolidated Financial
                   Statements (Unaudited)..............................   7

       Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......  12

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings......................................  16

       Item 2.  Changes in Securities..................................  16

       Item 3.  Defaults Upon Senior Securities........................  16

       Item 4.  Submission of Matters to a Vote of Security Holders....  16

       Item 5.  Other information......................................  16

       Item 6.  Exhibits and Reports on Form 8-K.......................  16

       Signature Page..................................................  17


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        DECORATIVE HOME ACCENTS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                      March 31,             December 31,
                                                                        1997                 1996 (1)
                                                                     -----------            ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $     1,453            $    1,980
   Accounts receivable - net of allowance for doubtful accounts of
      $5,194 at March 31, 1997 and $7,014 at December 31, 1996            27,060                25,800
   Income taxes receivable                                                   164                   498
   Inventories (Note 3)                                                   35,599                32,565
   Other current assets                                                    1,830                 1,212
                                                                      ----------            ----------
      Total current assets                                                66,106                62,055

PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)                               31,906                32,262
OTHER ASSETS                                                               7,769                 7,946
INTANGIBLE ASSETS, NET                                                    13,404                13,783
                                                                      ----------            ----------
TOTAL ASSETS                                                          $  119,185            $  116,046
                                                                      ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 5)                         $  117,930               124,830
   Accounts payable                                                       13,739                17,231
   Accrued liabilities                                                     5,638                 6,176
   Accrued interest                                                        4,062                    --
                                                                      ----------            ----------
      Total current liabilities                                          141,369               148,237

LONG-TERM DEBT (Note 5)                                                   43,317                34,100
REDEEMABLE PREFERRED STOCK                                                51,453                49,351
REDEEMABLE COMMON STOCK                                                    2,749                 2,476
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock                                                                9                     9
   Additional paid-in capital                                              4,311                 6,685
   Reduction of certain equity interest to predecessor basis              (6,209)               (6,209)
   Accumulated deficit                                                  (117,814)             (118,603)
                                                                      ----------            ----------
      Total stockholders' equity (deficiency)                           (119,703)             (118,118)
                                                                      ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)               $  119,185            $  116,046
                                                                      ==========            ==========

(1)  Derived from December 31, 1996 audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                 (UNAUDITED)


--------------------------------------------------------------------------------

                                                        Three Months Ended March 31,
                                                    ------------------------------------
                                                          1997                  1996
                                                    ---------------         ------------
SALES (Note 8)                                      $        35,897               38,783

COST OF GOODS SOLD                                           27,826               28,836
                                                     --------------        -------------
GROSS PROFIT                                                  8,071                9,947

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  9,390               11,736
                                                     --------------        -------------

LOSS FROM OPERATIONS                                         (1,319)              (1,789)

OTHER INCOME (Note 6)                                         3,748                   --

INTEREST EXPENSE, NET                                        (5,196)              (4,605)
                                                      --------------        -------------
LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                    (2,767)              (6,394)

INCOME TAX BENEFIT                                               --                2,106
                                                     --------------        -------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  (2,767)              (4,288)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT,
   NET OF TAXES                                               3,556                   --
                                                     --------------        -------------
NET INCOME (LOSS)                                   $           789      $        (4,288)
                                                     ===============       =============





See notes to condensed consolidated financial statements (unaudited).


                                                   DECORATIVE HOME ACCENTS, INC.

                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (IN THOUSANDS)
                                             FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Reduction of
                                                                                   Certain Equity
                                                                                   Interest to                          Total
                                                   Common       Additional          Predecessor     Accumulated     Stockholder's
                                                   Stocks     Paid-in Capital         Basis         Deficiency   Equity (Deficiency)
                                                   -------   ----------------      --------------   ------------ ------------------
Balances at December 31, 1996                      $    9      $     6,685         $    (6,209)     $  (118,603)    $   (118,118)

Accretion of redeemable common stock for the
  three months ended March 31, 1997                                   (273)                                                 (273)

Accretion of redeemable preferred stock for the
  three months ended March 31, 1997                                   (227)                                                 (227)

Preferred stock dividends paid in-kind for the
  three months ended March 31, 1997                                 (1,874)                                               (1,874)

Net income for the three months ended
  March 31, 1997                                                                                            789              789
                                                   ------      -----------         -----------      -----------    -------------
Balances at March 31, 1997                         $    9      $     4,311         $    (6,209)     $  (117,814)   $    (119,703)
                                                   ======      ===========         ===========      ===========    =============

See notes to condensed consolidated financial statements (unaudited).

                         DECORATIVE HOME ACCENTS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31,
                                                                                      1997               1996
                                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $          789       $    (4,288)
Adjustment to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                          1,470             2,328
   Deferred tax (benefit) provision                                                         --             (2,143)
   Retirement of related party debt (Note 6)                                             (6,900)               --
   Changes in operating assets and liabilities:
      Accounts receivable                                                                (1,260)           (2,273)
      Inventories                                                                        (3,034)           (3,992)
      Income tax receivable                                                                 334              (774)
      Other current assets                                                                 (618)             (479)
      Accounts payable                                                                   (3,492)             (766)
      Accrued liabilities                                                                  (538)           (1,009)
      Accrued interest                                                                    4,062            (3,516)
                                                                                 --------------      ------------
        Net cash used in operating activities                                            (9,187)          (16,912)
                                                                                 --------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                   (734)             (857)
      Other long-term assets                                                                177              (524)
                                                                                 --------------      ------------
        Net cash used in investing activities                                              (557)           (1,381)
                                                                                 --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving line of credit                                       9,217            19,874
      Redeemable preferred stock dividends paid                                              --            (1,750)
                                                                                 --------------      ------------
        Net cash provided by financing activities                                         9,217            18,124
                                                                                 --------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                                            (527)             (169)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,980               169
                                                                                 --------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        1,453      $         --
                                                                                 ==============      ============
SUPPLEMENTAL CASH FLOW INFORMATION
      Interest paid                                                              $        1,134             9,875
      Non-cash activities:
        Forgiveness of debt (Note 6)                                             $        6,900                --

See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997 AND 1996
-------------------------------------------------------------------------------

1.    BASIS OF INTERIM PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

      For interim reporting, the Company's subsidiary, Home Innovations. Inc. ("HII") uses an estimated gross profit based on information provided by its accounting and financial systems. At year-end, inventories of the Company are stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market.

      As discussed in Note 7, on September 29, 1997, the Company filed a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy code in order to effect a financial reorganization of the Company. The plan of reorganization makes provision for the payment of all pre-petition trade debt following the confirmation of the plan. The financial statements of the Company are prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

      In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants ("SOP 90-7"), subsequent to the September 29, 1997 Chapter 11 filing and until the confirmation date, all pre-petition liabilities that are subject to compromise under the plan of reorganization (the $118.1 million principal amount of 13% Senior Notes plus all accrued and unpaid interest on the Senior Notes and the 14% Redeemable Preferred Stock) will be classified on the condensed balance sheets as liabilities subject to compromise.

      As of the effective date of the plan of reorganization, the Company will adopt "fresh start" reporting as defined in SOP 90-7. In accordance with "fresh start" reporting, the reorganization value of the Company will be allocated to the emerging entity's specific tangible and identifiable intangible assets. Any excess reorganization value will be reported as "reorganization value in excess of amounts allocable to identifiable assets." As a result of the adoption of such "fresh start" reporting, the Company's post-emergence financial statements ("successor") will not be comparable with its pre emergence financial statements ("predecessor") including the historical financial statements included in this quarterly report.

2.    ORGANIZATION

      The accompanying interim consolidated financial statements as of March 31, 1997, include the accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. ("Rug Barn") and Home Innovations, Inc.

      All significant intercompany transactions and accounts have been eliminated.

3.    BALANCE SHEET COMPONENTS

      Inventories are summarized as follows (in $000's):

                                        MARCH  31,         DECEMBER 31,
                                           1997                1996
                                        ----------         -----------

            Raw materials               $   14,068         $   13,964
            work-in-process                  3,002              2,654
            Finished goods                  18,529             15,947
                                        ----------         ----------
                                        $   35,599         $   32,565
                                        ----------         ----------

      Property, plant and equipment is summarized as follows (in $000's):

                                        MARCH  31,         DECEMBER 31,
                                           1997                1996
                                        ----------         -----------
            Land                        $      862         $       862
            Buildings and improvements      16,971              16,782
            Furniture and fixtures           5,308               5,296
            Machinery and equipment         15,687              15,536
                                        ----------         -----------
                                            38,828              38,476
            Accumulated depreciation        (8,771)             (7,594)
                                        ----------         -----------
                                            30,057              30,882
            Construction in progress         1,849               1,380
                                        ----------         -----------
                                        $   31,906         $    32,262
                                        ----------         -----------



4.    INCOME TAXES

      The Company's income tax benefit for the three months ended March 31, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized, therefore the deferred tax asset has been fully reserved.

5.    LONG-TERM DEBT

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

      On March 1, 1997, the Agreement was amended to provide for a line of credit ("Supplemental Facility") pursuant to which the lender made supplemental loans ("Supplemental Loans") of $5 million. At March 31, 1997, the Company's outstanding borrowings under the Revolving Credit Facility and the Supplemental Facility totaled approximately $38.2 million.

      The Supplemental Loans under the Supplemental Facility were repaid on May 27, 1997. Additionally, on May 23, 1997, the Agreement was amended for, among other things, changes in certain covenants including the tangible net worth calculation. There were no Events of Default (as defined) under the Agreement, as amended, at March 31, 1997. In connection with the pre-negotiated Chapter 11 filing by the Company and its subsidiaries, the Agreement was amended. See Note 7 - Subsequent Events.

      The Company's did not make the scheduled interest payment of approximately $7.7 million on its Senior Notes due on June 30, 1997. As a result the Company has reclassified $118.1 million of long-term debt as a current liability. See Note 7 regarding the Company's planned financial reorganization.

      On March 11, 1997, $6.9 million of the Company's Senior Notes were retired. See Note 6 - Related Party Transaction.

6.    RELATED PARTY TRANSACTION

      During 1996, two of the Company's officers who were members of the Board of Directors resigned. Subsequent to their resignation, certain allegations concerning wrongful acts were made by the Company and certain stockholders. On March 11, 1997, in consideration of the release and discharge from all claims, damages, and all causes of action, the two former officers and members of the Board of Directors returned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, $6.9 million of the Company's Senior Notes and $448,000 in cash. The Company recorded approximately $3.7 million as other income and approximately $3.6 million as an extraordinary gain in the first quarter of 1997, as a result of this settlement and forgiveness of debt.

7.    SUBSEQUENT EVENTS

      On May 15, 1997, the Company reached an agreement in principle with certain of the Company's bond holders and equity holders providing for a comprehensive capital restructuring plan. The restructuring agreement was entered into by the Company's preferred stockholder, TCW Special Credits Fund V - The Principal Fund ("Fund V") and the beneficial owners of approximately 76% of the principal amount of the Senior Notes, Magten Asset Management Corp., solely as agent for various of its investment advisor clients in their respective accounts at Magten ("Magten"), and CIGNA. The restructuring plan will, among other things, (i) convert the $118.1 million principal amount still outstanding on the 13% Senior Notes plus all accrued and unpaid interest on the Senior Notes into 92.5% of the Company's common equity, (ii) exchange all the Company's 14% redeemable preferred stock into 7.5% of the common equity along with a 5-year warrant to purchase up to 7.5% of the fully diluted common equity and, (iii) exchange all of the classes of common stock into a 5-year warrant to purchase up to 2.5% of the fully diluted equity. In connection with the Company's capital restructuring plan, the Company did not pay interest on the Senior Notes due on June 30, 1997.

      Pursuant to the restructuring plan, Magten provided the Company with a secured term loan facility of up to $20 million (the "Secured Term Loan Facility") ($15 million was advanced to the Company on May 23, 1997 and an additional $5 million was advanced to the Company on July 9, 1997). Magten also earned a $5 million closing fee which will be waived under certain conditions set forth in the credit agreement with respect to the Secured Term Loan Facility. Additionally, the indenture that governs the Senior Notes was modified to permit the Company to incur the Secured Term Loan Facility. It is contemplated that the Secured Term Loan Facility will be repaid with the proceeds of a rights offering to purchase additional shares of the Company's common stock upon a consummation of the restructuring. Pursuant to certain agreements, dated September 26, 1997 (the "Exercise Agreements"), Magten and Fund V each agreed to exercise all rights and/or oversubscription options issued to them in the rights offering so that the Company will receive sufficient proceeds from the rights offering to enable it to pay in full in cash all of the indebtedness under the Secured Term Loan Facility. A portion of the proceeds from the Secured Term Loan Facility was used to retire the Supplemental Facility described in Note 5. In connection with the Secured Term Loan Facility provided by Magten, the Company's existing working capital lender and Magten entered into an inter-creditor agreement. The proposed restructuring plan and the Exercise Agreements are subject to various conditions.


      On September 29, 1997, a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code was made by the Company and its subsidiaries in order to effect the restructuring plan. Concurrent therewith, the Company filed its plan of reorganization with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") that reflects the proposed restructuring plan described above. The plan of reorganization provides for the payment in full of all unpaid pre-petition trade debt following the consummation of the plan. The Company is prohibited from making payment on any pre-petition obligations during the course of the Chapter 11 filing. In the event that a restructuring is not consummated, management of the Company believes that the Company's inability to pay all of the current obligations and service its debt as required raises substantial doubt about the Company's ability to continue as a going concern.


      In connection with the pre-negotiated Chapter 11 filing, the Company (with the approval of the Bankruptcy Court) has entered into a debtor-in-possession post-petition term loan agreement ("Term Loan") with Magten. The Term Loan provided $3.75 million of borrowings and is secured by all of the assets of the Company and its subsidiaries and the common stock of the Company's subsidiaries. Any amounts outstanding under the Term Loan agreement as of the effective date of the restructuring will be repaid with the proceeds from a new secured term loan of up to $7.5 million to be funded by Magten. Funding of this $7.5 million term loan is subject to various conditions.

      Subsequent to the Chapter 11 bankruptcy filing, the Company (with the approval of the Bankruptcy Court) entered into a debtor-in-possession financing agreement with Congress Financial Corporation which has amended the pre-petition Agreement. The form of this financing substantially conforms with the Company's previous Agreement with Congress.

      In connection with the restructuring, the Company entered into employment retention agreements with certain key management personnel. The agreements provide for, among other things, a guaranteed bonus payment in March 1998 if the individual is employed by the Company on that date.
      The maximum obligation to the Company for payments under these agreements is $1.1 million. During the three months ended March 31, 1997 a charge of $256,000 was recorded for these retention agreements. On February 28, 1997, the Company also entered into amended and restated employment and non-competition agreements with certain officers. Each of such agreements provides that if the applicable officer's employment is terminated within 90 days following a change of control of the Company, by (i) the Company without good cause, (ii) a successor to the Company without good cause or (iii) the officer, then the Company shall pay the officer an amount in cash, which amount for all such officers aggregates approximately $2.5 million.

      In connection with the restructuring plan discussed elsewhere herein, the original license with Calvin Klein, Inc. was terminated on April 26, 1997 and on April 27, 1997, Calvin Klein and DHA Home, Inc. entered into interim license agreement (the "Interim License Agreement") with similar terms and conditions. As part of the Interim License Agreement, the Company changed the name of Calvin Klein Home, Inc. to DHA Home, Inc.
      The Interim License Agreement expires upon the earlier of April 30, 1998, or the completion of the restructuring plan. Upon the consummation of the restructuring, the Company believes that Calvin Klein has committed to enter into a new multiple year license agreement on similar terms and conditions that would extend through the year 2004. DHA Home also believes that it has a good relationship with Calvin Klein and continues to work with Calvin Klein on long-range plans for Calvin Klein license products. Notwithstanding DHA Home's belief, Calvin Kelin has asserted that (i) no assurances can be given that any such license will be entered into and (ii) Calvin Klein has not committed to enter into any such long-term license. At March 31, 1997, the carrying amount of the Calvin Klein license agreement is $8,087,000, which is calculated based on the original contract period ending in 2004. If the above described restructuring is not completed, Calvin Klein, Inc. may not renew its license agreement with the Company. Failure to renew the license agreement on a long-term basis would result in a charge to earnings for the unamortized balance of the license agreement and may otherwise have a material adverse effect on the Company's future results of operations.


8.    THE RUG BARN, INC. SALES DECLINE

      Through September 1997, the Company has experienced a significant decline in sales at The Rug Barn, Inc. Demand for the Rug Barn's core product of two and three-layer cotton throws has continued to decline in the giftware distribution channel served by the Rug Barn. Through September 1997, order bookings have declined approximately 50% compared to the same period in 1996. Management of the Company is addressing the sales decline through reductions in fixed overhead costs and planned expanded product offerings. The fixed overhead reductions are expected to be completed by December 31, 1997. The new product offerings will include both internally manufactured and outsourced products targeted at the giftware distribution channel Management does not expect that the new product offerings will favorably impact 1997 operating results and expects that the operations at the Rug Barn will incur an operating loss through December 31, 1997.

9.    LEGAL PROCEEDINGS

      On July 29, 1997, a fixture supplier of the Company filed suit seeking $1.9 million in damages, against the Company claiming that the Company failed to fulfill its obligations under a supply arrangement. Management of the Company intends to vigorously defend against the suit. Further, management expects to contest the claim during the course of its Chapter 11 case. Management does not expect that the ultimate settlement of the claim will have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      INTRODUCTION
      The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA. This discussion should be read in conjunction with the respective unaudited condensed consolidated financial statements of DHA and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statement of DHA and the notes thereto for the year ended December 31, 1996 reported on Form 10-K with the Securities and Exchange Commission.

      RESULTS OF OPERATIONS

      Comparison of Three Months Ended March 31, 1997 with Three Months Ended March 31, 1996

      NET SALES


      Net sales for the three months ended March 31, 1997 decreased by approximately $2.9 million, or 7.4%, to $35.9 million from $38.8 million for the three months ended March 31, 1996. The Company experienced significantly weakened sales during the first quarter of 1997 in its gift division (The Rug Barn, Inc.). Sales from the gift division decreased approximately $2.8 million, or 34%, during the first quarter of 1997 compared to the gift division sales during the first quarter of 1996. As discussed in Note 8 to the Condensed Consolidated Financial Statements, order bookings for the gift division through September 1997 have declined
      approximately 50% from the comparable 1996 period.   Accordingly, the
      Company expects to experience continued weakening in sales from the gift division during 1997. In addition, the gift division was negatively impacted by delivery problems for product offerings sourced from other manufacturers. The liquidity shortages faced by the Company in the three months ended March 31, 1997 and to date have also significantly impacted the Company's ability to service its customer base. Given the limited resources, the Company attempted to service its most significant customers. Sales from the Company's bath division decreased as a result of the Company's inability to procure piece goods as a result of liquidity issues and industry-wide towel blank availability limitations. These declines were partially offset by increased sales from the Company's Calvin Klein Home Collection product line.


      GROSS PROFIT

      Gross profit decreased approximately $1.9 million, or 18.9%, to $8.1 million for the three months ended March 31, 1997 from $9.9 million for the three months ended March 31, 1996. Gross profit margin decreased to 22.5% for the three months ended March 31, 1997 from 25.6% for the three months ended March 31, 1996. This decrease primarily resulted from decreased sales in the Company's gift division which accounted for approximately $1.5 million of the decrease in gross profit. Historically, gross profit margins achieved on products in the gift division have been higher than those earned on the Company's other product lines. The Company also experienced efficiency losses in its cut-and-sew plants as a result of liquidity constraints negatively impacting raw material purchases.

      SELLING, GENERAL & ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses decreased approximately $2.3 million, or 20%, to $9.4 million for the three months ended March 31, 1997 from $11.7 million for the three months ended March 31, 1996. SG&A expenses decreased as a percentage of sales to 26.2% for the three months ended March 31, 1997 from 30.3% million for the three months ended March 31, 1996. Favorably impacting the 1997 results was a decrease of approximately $700,000 in salary and benefit costs as a result of headcount reductions made throughout 1996. Additionally, the 1996 results included approximately $1.1 million of goodwill amortization. As discussed below, the Company wrote-off its unamortized goodwill at December 31, 1996 and accordingly, there was no goodwill amortization in 1997.

      Prior to the fourth quarter of 1996, the Company evaluated the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining amortization period could be recovered through undiscounted future operating cash flows of the acquired operations. In the fourth quarter of 1996, the Company changed its method for evaluating the recoverabilty of goodwill to a method whereby the carrying amount is compared to its estimated fair value, and any excess carrying amount is determined to be impaired. Based on an evaluation of the recoverability of goodwill at December 31, 1996, the Company concluded that its unamortized balance of goodwill, $79.7 million, was impaired and recorded a pre-tax charge for such amount in the 1996 consolidated statement of operations.

      OTHER INCOME AND EXRAORDINARY ITEM

      During 1996, two of the Company's officers who were members of the Board of Directors resigned. Subsequent to their resignation, certain allegations concerning wrongful acts were made by the Company and certain stockholders. On March 11, 1997, in consideration of the release and discharge from all claims, damages, and all causes of action, the two former officers and members of the Board of Directors returned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, $6.9 million of the Company's Senior Notes and $448,000 in cash. The Company recorded approximately $3.7 million as other income and approximately $3.6 million as an extraordinary gain in the first quarter of 1997, as a result of this settlement and forgiveness of debt.

      INTEREST EXPENSE, NET

      Interest expense increased approximately $591,000, or 12.8%, to $5.2 million for the three months ended March 31, 1997 compared to $4.6 million for the same period in 1996. During the first quarter of 1997 the Company incurred additional borrowings from its revolving credit facility of approximately $9.2 million to support operating activities.

      INCOME TAXES

      The Company's income tax benefit for the three months ended March 31, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized, therefore the deferred tax asset has been fully reserved.

      SEASONALITY

      The Company's business is seasonal in nature with its highest sales levels historically occurring during the third and fourth fiscal quarters, which includes the holiday selling season.

      LIQUIDITY AND CAPITAL RESOURCES

      During the first half of 1997, the Company experienced significant liquidity constraints as a result of poor operating performance during the fourth quarter of 1996 and a December 31, 1996 payment of the $8.125 million interest on the Company's Senior Notes. Additionally, the Company experienced a significant reduction in vendor trade credit and was forced to operate on a cash-in-advance or cash-on-delivery basis. As a result, the Company was unable to service all of its customers. Also, operating efficiencies of the Company's plants were negatively impacted due to the restricted raw material purchasing ability. The comprehensive restructuring plan discussed herein provided additional liquidity to the Company through a $20 million secured term loan facility. Additionally, the post-petition term loans from Magten and the DIP financing will
      provide additional liquidity.   Management believes that these sources of
      liquidity combined with operating cash flow will be adequate to service the working capital needs of the Company as well as fund operating losses at the Rug Barn which are expected to continue through 1997. In the event that a restructuring is not consummated, the ability of the Company to continue as a going concern is doubtful.

      The Company's Revolving Credit Facility provides for a revolving loan facility and letters of credit based on specified levels of underlying collateral with a maximum principal amount equal to the lesser of (a) $50 million or (b) a specified borrowing base, which is based on eligible receivables and inventory of the Company and its operating subsidiaries ("Borrowing Subsidiaries"). The Revolving Credit Facility (or a similar credit facility) is essential for the Company's working capital needs.

      The Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is prohibited in accordance with the Revolving Credit Facility. Further, there are limitations on the Company's ability to incur additional indebtedness and make loans, advances and investments. On May 23, 1997, the Revolving Credit Facility was amended for, among other things, changes in certain covenants including the tangible net worth calculation. There were no Events of Default (as defined) under the Revolving Credit Facility, as amended, at March 31, 1997.

      On March 31, 1997, the Company had approximately $1.5 million available for borrowing under the Revolving Credit Facility borrowing base formula. Borrowings under the Revolving Credit Facility are made on a daily basis for requirements for that business day and repayments are made on a daily basis by cash collections from trade accounts receivables.

      Cash used in operating activities was approximately $9.2 million for the three months ended March 31, 1997 compared to use of cash of $16.9 million for the three months ended March 31, 1996. The principal reason for the change is due to the timing of the Company's $8.1 million interest payment on its Senior Notes. The Company used approximately $3.5 million in the three months ended March 31, 1997 to reduce trade payables as a result of decreasing trade credit from the Company's vendors. Accounts receivable and inventories increased approximately $1.3 million and $3.0 million, respectively, in the three months ended March 31, 1997.

      Cash used in investing activities was approximately $557,000 for the three months ended March 31, 1997 compared to $1.4 million used in the
      three months ended March 31, 1996.   The Company used approximately the
      same amount of cash for property and equipment purchases in both periods. Cash used for the purchase of long-term assets decreased by a net of approximately $701,000 in the first quarter of 1997 compared to the first quarter of 1996. This resulted from ongoing systems conversions programs which were cut back in 1997 due to liquidity constraints.

      Cash provided by financing activities was approximately $9.2 million for the three months ended March 31, 1997 compared to $18.1 million for the three months ended March 31, 1996. This change is primarily due to the timing of the Company's interest payment on its Senior Notes.

      See Note 7 to the Condensed Consolidated Financial Statements.

      INFLATION

      Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three months
      ended March 31, 1997 and 1996.   The Company has been historically able
      to mitigate the impact of the increases in the spot market prices of cotton through fixed price purchase contracts.

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

      PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the retail industry, the Company's ability to complete its plan of reorganization, competition from a variety of firms ranging from small manufacturers to large textile mills, the seasonality of the Company's sales, the volatility of the Company's raw material cost, the Company's dependence on key personnel and the risk of loss of a material customer or a significant license. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated November 10, 1995.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      On July 29, 1997, a fixture supplier of the Company filed suit seeking $1.9 million against the Company claiming that the Company failed to fulfill its obligations under a supply arrangement. Prayed damages are approximately $1.9 million. Management of the Company intends on vigorously defending the suit. Further, management expects to contest the claim during the course of its Chapter 11 case. Management does not expect that the ultimate settlement of the claim will have a material adverse impact on the Company.

      As contemplated by the Company's capital restructuring plan, the Company filed a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy on September 29, 1997. See Note 7 to the Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q.

      The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings, except for the pre-negotiated Chapter 11 filing, could have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES
            NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


      (a) The Company did not make a scheduled interest payment of approximately $7.7 million on its Series B 13% Senior Notes due on June 30, 1997. The principal amount of the Senior Notes is $118.1 million. The terms of the indenture governing the Company's Senior Notes provide that such a failure to pay interest when due results in an event of default on such indebtedness and as a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. In addition, under the indenture, as a consequence of the Chapter 11 bankruptcy filing by the Company, the indebtedness under the Senior Notes was automatically accelerated and became immediately due and payable.


      (b) On July 15, 1997 the Company did not make a scheduled dividend payment in kind of approximately $1.9 million on its Redeemable Preferred Stock ($0.01 par value).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           NONE

ITEM 5.  OTHER INFORMATION
           NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
                SEE EXHIBIT INDEX.

         (B)  REPORTS ON FORM 8-K
                NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Decorative Home Accents, Inc.
                                        -------------------------------------
                                        (Registrant)



Date:  November 14, 1997                /s/ Jay N. Baker
                                        -------------------------------------
                                        Jay N. Baker*
                                        Chief Financial Officer


*Duly authorized to sign on behalf of the Registrant.

                                EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION
-------          --------------------------------------------------------------

2.1              Plan of Reorganization

10.1 Credit Agreement between Decorative Home Accents, Inc. and the Lenders, as defined therein.

27               Financial data schedule