Form 10-Q
period 1997-06-30
DECORATIVE HOME ACCENTS INC
filed 1997-11-14
CIK 1000453

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:   June 30, 1997

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

                              Yes            No

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                              Yes            No

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

                        DECORATIVE HOME ACCENTS, INC.

                         QUARTER ENDED JUNE 30, 1997

                                    INDEX

                                                                         Page
                                                                          No.
                                                                          ---
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30,
                  1997 and December 31, 1996.............................  4

              Condensed Consolidated Statements of Operations for the
                  three months ended June 30, 1997 and 1996..............  5

              Condensed Consolidated Statements of Operations for
                  the six months ended June 30, 1997 and 1996............  6

              Condensed Consolidated Statement of Stockholders'
                  Equity (Deficiency) for the six months
                  ended June 30, 1997....................................  7

              Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1997 and 1996............  8

              Notes to Condensed Consolidated Financial Statements
                  (Unaudited.............................................  9

      Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................... 12

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings.......................................... 18

      Item 2. Changes in Securities...................................... 18

      Item 3. Defaults Upon Senior Securities............................ 18

      Item 4. Submission of Matters to a Vote of Security Holders........ 18

      Item 5. Other information.......................................... 18

      Item 6. Exhibits and Reports on Form 8-K........................... 18

      Signature Page..................................................... 19


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        DECORATIVE HOME ACCENTS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                 (UNAUDITED)
-------------------------------------------------------------------------------

                                                      June 30,    December 31,
                                                        1997        1996(1)
                                                     ---------     ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $      621    $    1,980
  Accounts receivable - net of allowance for
    doubtful accounts of $4,697 at June 30,
    1997 and $7,014 at December 31, 1996                 26,073        25,800
  Income taxes receivable                                   160           498
  Inventories (Note 3)                                   39,033        32,565
  Other current assets                                    2,554         1,212
                                                     ----------    ----------
    Total current assets                                 68,441        62,055

PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)              31,153        32,262
OTHER ASSETS                                              7,596         7,946
INTANGIBLE ASSETS, NET                                   13,027        13,783
                                                     ----------    ----------
TOTAL ASSETS                                         $  120,217    $  116,046
                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)         $  132,376    $  124,830
  Accounts payable                                       14,168        17,231
  Accrued liabilities                                     5,421         6,176
  Accrued interest                                        7,901            --
                                                     ----------    ----------
    Total current liabilities                           159,866       148,237

LONG-TERM DEBT (Note 5)                                  33,831        34,100
REDEEMABLE PREFERRED STOCK                               53,554        49,351
REDEEMABLE COMMON STOCK                                   3,044         2,476
STOCKHOLDERS EQUITY (DEFICIENCY):
  Common stock                                                9             9
  Additional paid-in capital                              1,915         6,685
  Reduction of certain equity interest to
    predecessor basis                                    (6,209)       (6,209)
  Accumulated deficit                                  (125,793)     (118,603)
                                                     ----------    ----------
    Total stockholders' equity (deficiency)            (130,078)     (118,118)
                                                     ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
(DEFICIENCY)                                         $  120,217    $  116,046
                                                     ==========    ==========

(1) Derived from December 31, 1996 audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                 (UNAUDITED)
-------------------------------------------------------------------------------

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1997            1996
                                                    ----------       ----------
SALES (Note 8)                                      $   37,629       $   42,989

COST OF GOODS SOLD                                      29,224           31,774
                                                    ----------       ----------
GROSS PROFIT                                             8,405           11,215

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             9,555           12,362
                                                    ----------       ----------
LOSS FROM OPERATIONS                                    (1,150)          (1,147)

INTEREST EXPENSE, NET                                   (5,225)          (4,917)

DEBT RESTRUCTURING FEES AND EXPENSES (Note 1)           (1,604)              --
                                                    ----------       ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (7,979)          (6,064)

INCOME TAX BENEFIT                                          --            2,001
                                                    ----------       ----------
NET LOSS                                            $   (7,979)      $   (4,063)
                                                    ==========       ==========


See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)
                                 (UNAUDITED)
-------------------------------------------------------------------------------

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1997            1996
                                                    ----------       ----------
SALES (Note 8)                                      $   73,526       $   81,772

COST OF GOODS SOLD                                      57,050           60,610
                                                    ----------       ----------
GROSS PROFIT                                            16,476           21,162

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            18,945           24,098
                                                    ----------       ----------
INCOME (LOSS) FROM OPERATIONS                           (2,469)          (2,936)

OTHER INCOME (Note 6)                                    3,748               --

INTEREST (EXPENSE), NET                                (10,421)          (9,522)

DEBT RESTRUCTURING FEES AND EXPENSES (Note 1)           (1,604)              --
                                                    ----------       ----------
LOSS BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                               (10,746)         (12,458)

INCOME TAX BENEFIT                                           -            4,107
                                                    ----------       ----------
LOSS BEFORE EXTRORDINARY ITEM                          (10,746)          (8,351)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT,
  NET OF TAXES                                           3,556               --
                                                    ----------       ----------
NET LOSS                                            $   (7,190)      $   (8,351)
                                                    ==========       ==========



See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (DEFICIENCY) (IN THOUSANDS)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                 Reduction of
                                                                Certain Equity
                                                                  Interest to                           Total
                                    Common      Additional        Predecessor     Accumulated       Stockholder's
                                    Stocks    Paid-in Capital        Basis        Deficiency     Equity (Deficiency)
                                   -------    ---------------   --------------    -----------    -------------------
Balances at December 31, 1996      $      9      $  6,685         $  (6,209)      $ (118,603)        $ (118,118)

Accretion of redeemable common
  stock for the six months
  ended June 30, 1997                                (568)                                                 (568)

Accretion of redeemable
  preferred stock for the
  six months ended June 30, 1997                     (453)                                                 (453)

Preferred stock dividends
  paid in-kind for the six
  months ended June 30, 1997                       (3,749)                                               (3,749)

Net loss for the six months
  ended June 30, 1997                                                                 (7,190)            (7,190)
                                   --------      --------         ---------       ----------         ----------
Balances at June 30, 1997          $      9      $  1,915         $  (6,209)      $ (125,793)        $ (130,078)
                                   ========      ========         =========       ==========         ==========



See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                 (UNAUDITED)
-------------------------------------------------------------------------------

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1997            1996
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income less                                     $   (7,190)      $   (8,351)
Adjustment to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                          3,001            4,925
  Deferred tax benefit                                      --           (4,107)
  Retirement of related party debt (Note 6)             (6,900)              --
  Changes in operating assets and liabilities:
    Accounts receivable                                   (273)           4,956
    Inventories                                         (6,468)          (1,694)
    Income tax receivable                                  338             (331)
    Other current assets                                (1,344)          (1,514)
    Accounts payable                                    (3,063)          (1,768)
    Accrued liabilities                                   (751)            (849)
    Accrued interest                                     7,901              582
                                                    ----------       ----------
      Net cash used in operating activities            (14,749)          (8,151)
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (1,134)          (1,938)
    Other long-term assets                                 347           (2,074)
                                                    ----------       ----------
      Net cash used in investing activities               (787)          (4,012)
                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving line of credit       14,177           13,744
    Redeemable preferred stock dividends paid               --           (1,750)
                                                    ----------       ----------
      Net cash provided by financing activities         14,177           11,994
                                                    ----------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS                   (1,359)            (169)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,980              169
                                                    ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $      621       $       --
                                                    ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                   $    2,520       $   10,418
    Non-cash activities
      Forgiveness of debt (Note 6)                  $    6,900               --



See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997 AND 1996
-------------------------------------------------------------------------------

1.    BASIS OF INTERIM PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the six months ended June 30, 1997 have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

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

      The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expense directly related to the debt restructuring and reorganization.

2.    ORGANIZATION

      The accompanying interim consolidated financial statements as of June 30, 1997, include the accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. (the "Rug Barn") and Home Innovations, Inc.

      All significant intercompany transactions and accounts have been eliminated.

3.    BALANCE SHEET COMPONENTS

      Inventories are summarized as follows (in $000's):

                                          JUNE 30,        DECEMBER 31,
                                            1997             1996
                                         ----------        ----------
           Raw materials                 $   17,550        $   13,964
           Work-in-process                    2,401             2,654
           Finished goods                    19,082            15,947
                                         ----------        ----------
                                         $   39,033        $   32,565
                                         ==========        ==========


      Property, plant and equipment is summarized as follows (in $000's):

                                          JUNE 30,        DECEMBER 31,
                                            1997             1996
                                         ----------        ----------
           Land                          $      862        $      862
           Buildings and improvements        16,999            16,782
           Furniture and fixtures             6,020             5,296
           Machinery and equipment           15,912            15,536
                                         ----------        ----------
                                             39,793            38,476
           Accumulated depreciation          (9,922)           (7,594)
                                         ----------        ----------
                                             29,871            30,882
           Construction in progress           1,282             1,380
                                         ----------        ----------
                                         $   31,153        $   32,262
                                         ==========        ==========

4.    INCOME TAXES

      The Company's income tax benefit for the six months ended June 30, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized, therefore the deferred tax asset has been fully reserved.

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

      On March 1, 1997, the Agreement was amended to provide for a line of credit ("Supplemental Facility") pursuant to which the lender made supplemental loans ("Supplemental Loans") of $5 million. At June 30, 1997, the Company's outstanding borrowings under the Revolving Credit Facility and the Supplemental Facility totaled approximately $30.1 million.

      The Supplemental Loans under the Supplemental Facility were repaid on May 27, 1997. Additionally, on May 23, 1997, the Agreement was amended for, among other things, changes in certain covenants including the tangible
      net worth calculation.   There were no Events of Default (as defined)
      under the Agreement, as amended, at June 30, 1997. In connection with the pre-negotiated Chapter 11 filing by the Company and its subsidiaries, the Agreement was amended. See Note 7 - Capital Restructuring Plan.

      The Company's did not make the scheduled interest payment of approximately $7.7 million on its Senior Notes due on June 30, 1997. As a result the Company has reclassified $118.1 million of long-term debt as a current liability. See Note 7 regarding the Company's planned financial reorganization.

      In March 1997, $6.9 million of the Company's Senior Notes were retired. See Note 6 - Related Party Transaction.

      Pursuant to the restructuring discussed in "Note 7 - Capital Restructuring Plan," Magten provided the Company with a secured term loan facility of up to $20 million (the "Secured Term Loan Facility") ($15 million was advanced to the Company on May 23, 1997 and an additional $5 million was advanced to the Company on July 9, 1997).

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

      On September 29, 1997, a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code was made by the Company and its subsidiaries in order to effect the restructuring plan. Concurrent therewith, the Company filed its plan of reorganization with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") that reflects the proposed restructuring plan described above. The plan of reorganization provides for the payment in full of all unpaid pre-petition trade debt following the confirmation of the plan. The Company is prohibited from making payment on any pre-petition obligations during the course of the Chapter 11 filing. In the event that a restructuring is not consummated, management of the Company believes that the Company's inability to pay all of the current obligations and service its debt as required raises substantial doubt about the Company's ability to continue as a going concern.

      In connection with the pre-negotiated Chapter 11 filing, the Company (with approval of the Bankruptcy Court) has entered into a debtor-in-possession post-petition term loan agreement ("Term Loan") with Magten. The Term Loan provided $3.75 million of borrowings and is secured by all of the assets of the Company and its subsidiaries and the common stock of the Company's subsidiaries. Any amounts outstanding under the Term Loan agreement as of the effective date of the restructuring will be repaid with the proceeds from a new secured term loan of up to $7.5 million to be funded by Magten. Funding of this $7.5 million term loan is subject to various conditions.

      Subsequent to the Chapter 11 bankruptcy filing, the Company (with approval of the Bankruptcy Court) entered into a debtor-in-possession financing agreement with Congress Financial Corporation which has amended the pre-petition Agreement. The form of this financing substantially conforms with the Company's previous Agreement with Congress.

      In connection with the restructuring, the Company entered into employment retention agreements with certain key management personnel. The agreements provide for, among other things, a guaranteed bonus payment in March 1998 if the individual is employed by the Company on that date.
      The maximum obligation to the Company for payments under these agreements is $1.1 million. During the six months ended June 30, 1997 a charge of $512,000 was recorded for these retention agreements. On February 28, 1997, the Company also entered into amended and restated employment and non-competition agreements with certain officers. Each of such agreements provides that if the applicable officer's employment is terminated within 90 days following a change of control of the Company, by (i) the Company without good cause, (ii) a successor to the Company without good cause or (iii) the officer, then the Company shall pay the officer an amount in cash, which amount for all such officers aggregates approximately $2.5 million.

      In connection with the restructuring plan discussed elsewhere herein, the original license with Calvin Klein, Inc. was terminated on April 26, 1997 and on April 27, 1997, Calvin Klein and DHA Home, Inc. entered into an interim license agreement (the "Interim License Agreement") with similar terms and conditions. As part of the Interim License Agreement, the Company changed the name of Calvin Klein Home, Inc. to DHA Home, Inc.
      The Interim License Agreement expires upon the earlier of April 30, 1998, or the completion of the restructuring plan. Upon the consummation of the restructuring, the Company believes that Calvin Klein has committed to enter into a new multiple year license agreement on similar terms and conditions that would extend through the year 2004. DHA Home also believes that it has a good relationship with Calvin Klein and continues to work with Calvin Klein on long-range plans for Calvin Klein license products. Notwithstanding DHA Home's belief, Calvin Klein has asserted that (i) no assurances can be given that any such license will be entered into and (ii) Calvin Klein has not committed to enter into any such long-term license. At June 30, 1997, the carrying amount of the Calvin Klein license agreement is $7,809,000, which is calculated based on the original contract period ending in 2004. If the above described restructuring is not completed, Calvin Klein, Inc. may not renew its license agreement with the Company. Failure to renew the license agreement on a long-term basis would result in a charge to earnings for the unamortized balance of the license agreement and may otherwise have a material adverse effect on the Company's future results of operations.

8.    THE RUG BARN, INC. SALES DECLINE

      Through September 1997, the Company has experienced a significant decline in sales at The Rug Barn, Inc. Demand for the Rug Barn's core product of two and three layer cotton throws has continued to decline in the giftware distribution channel served by the Rug Barn. Through September 1997, order bookings have declined approximately 50% compared to the same period in 1996. Management of the Company is addressing the sales decline through reductions in fixed overhead costs and planned expanded product offerings. The fixed overhead reductions are expected to be completed by December 31, 1997. The new product offerings will include both internally manufactured and outsourced products targeted at the giftware distribution channel. Management does not expect that the new product offerings will favorably impact 1997 operating results and expects that the operations at the Rug Barn will incur an operating loss through December 31, 1997.

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

      RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 WITH THREE MONTHS ENDED JUNE 30, 1996

      NET SALES

      Net sales for the three months ended June 30, 1997 decreased by approximately $5.4 million, or 12.5%, to $37.6 million from $43.0 million for the three months ended June 30, 1996. The Company experienced weakened sales during 1997 in its gift division (The Rug Barn, Inc.). Sales from the gift division decreased $3.3 million, or 40%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. As discussed in Note 8 to the Condensed Consolidated Financial Statements, order bookings for the gift division through September 1997 have declined approximately 50% for the comparable 1996 period. Accordingly, the Company expects to experience continued weakening in sales from the gift division during 1997. In addition, the gift division was negatively impacted by delivery problems for product offerings sourced from other manufacturers. The liquidity shortages faced by the Company in 1997 significantly impacted the Company's ability to service its customer base. Given the limited resources, the Company attempted to service its most significant customers.

      GROSS PROFIT

      Gross profit decreased approximately $2.8 million, or 25.1%, to $8.4 million for the three months ended June 30, 1997 from $11.2 million for the three months ended June 30, 1996. Gross profit as a percentage of sales declined to 22.3% for the three months ended June 30, 1997 compared to 26.1% for the three months ended June 30, 1996. The decrease primarily resulted from the decline in the Company's gift division sales which accounted for approximately $1.9 million of the decrease in gross profit. Historically, gross profit margins achieved on products in the gift division have been higher than those earned on the Company's other product lines. The Company also experienced efficiency losses in its cut and-sew plants as a result of liquidity constraints negatively impacting raw material purchases.

      SELLING, GENERAL & ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses decreased approximately $2.8 million, or 25.4%, to $9.6 million for the three months ended June 30, 1997 from $12.4 million for the three months ended June 30, 1996. SG&A expenses decreased as a percentage of sales to 25.4% for the three months ended June 30, 1997 from 28.8% for the three months ended June 30, 1996. This decrease in SG&A expenses was due to a decrease in salaries and benefit expenses of approximately $200,000 and decreases in other variable general and administrative expenses of approximately $1.6 million for the three months ended June 30, 1997. Additionally, the 1996 results included approximately $1.0 million of goodwill amortization. As noted below, the Company wrote-off its unamortized goodwill at December 31, 1996 and accordingly, there was no goodwill amortization in 1997.

      Prior to the fourth quarter of 1996, the Company evaluated the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining amortization period could be recovered through undiscounted future operating cash flows of the acquired operations. In the fourth quarter of 1996, the Company changed its method for evaluating the recoverability of goodwill to a method whereby the carrying amount is compared to its estimated fair value, and any excess carrying amount is determined to be impaired. Based on an evaluation of the recoverability of goodwill at December 31, 1996, the Company concluded that its unamortized balance of goodwill, $79.7 million, was impaired and has recorded a pre-tax charge for such amount in the 1996 consolidated statement of operations.

      INTEREST EXPENSE, NET

      Interest expense increase approximately $308,000, or 6.3%, to $5.2 million for the three months ended June 30 , 1997 from $4.9 million for the three months ended June 30, 1996. Short-term and long-term borrowings increased by approximately $7.3 million, net of a $6.9 million reduction for a related party transaction (see Note 6 - Related Party Transaction).

      DEBT RESTRUCTURING FEES AND EXPENSES

      The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expense directly related to the debt restructuring and reorganization. For the three months ended June 30, 1997 the Company incurred approximately $1.6 million in restructuring fees and expenses.

      INCOME TAXES

      The Company's income tax benefit for the three months ended June 30, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized. Therefore, the deferred tax asset has been fully reserved.

      COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 WITH SIX MONTHS ENDED JUNE 30, 1996

      NET SALES

      Net sales for the six months ended June 30, 1997 decreased approximately $8.2 million, or 10.1%, to $73.5 million from $81.8 million for the six months ended June 30, 1996. The sales decline is primarily attributable to a $6.2 million decrease in the Company's gift division sales for the six months ended June 30, 1997 compared to the gift division sales for the six months ended June 30, 1996. As discussed in Note 8 to the Condensed Consolidated Financial Statements, order bookings through for the gift division September 1997 have declined approximately 50% from the comparable 1996 period. Accordingly, the Company expects to experience continued weakening in sales from the gift division during 1997.In addition, the gift division was negatively impacted by delivery problems for product offerings sourced from other manufacturers. The liquidity shortages faced by the Company in 1997 significantly impacted the Company's ability to service its customer base. Given the limited resources, the Company attempted to service its most significant customers.

      GROSS PROFIT

      Gross profit decreased approximately $4.7 million, or 22.1%, to $16.5 million for the six months ended June 30, 1997, compared to $21.1 million for the six months ended June 30, 1996. Gross profit as a percentage of sales decreased to 22.4% for the six months ended June 30, 1997 from 25.8% for the six months ended June 30, 1996. The decrease primarily resulted from the decline in the Company's gift division sales which accounted for approximately $3.4 million of the decrease in gross profit. Historically, gross profit margins achieved on products in the gift division have been higher than those earned on the Company's other product lines. The Company also experienced efficiency losses in its cut and-sew plants as a result of liquidity constraints negatively impacting raw material purchases.

      SELLING, GENERAL & ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased approximately $5.2 million, or 21.4%, to $18.9 million for the six months ended June 30, 1997 from $24.1 million for the six months ended June 30, 1996. SG&A expenses decreased as a percentage of sales to 25.8% for the six months ended June 30, 1997 from 29.4% million for the six months ended June 30, 1996. This decrease in SG&A expenses was due to a decrease in salaries and benefit expenses of approximately $860,000 and decreases in other variable general and administrative expenses of approximately $2.2 million for the six months ended June 30, 1997. Additionally, the 1996 results included approximately $2.1 million of goodwill amortization. As discussed above, the Company wrote-off its unamortized goodwill at December 31, 1996 and accordingly, there was no goodwill amortization in 1997.

      OTHER INCOME AND EXTRAORDINARY GAIN

      During 1996, two of the Company's officers who were members of the Board of Directors resigned. Subsequent to their resignation, certain allegations concerning wrongful acts were made by the Company and certain stockholders. On March 11, 1997, in consideration of the release and discharge from all claims, damages, and all causes of action, the two former officers and members of the Board of Directors returned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, $6.9 million of the Company's Senior Notes and $448,000 in cash. The Company recorded approximately $3.7 million as other income and approximately $3.6 million in the first quarter of 1997, as a result of this settlement and forgiveness of debt.

      INTEREST EXPENSE, NET

      Interest expense increase approximately $899,000, or 9.4%, to $10.4 million for the six months ended June 30 , 1997 from $9.5 million for the six months ended June 30, 1996. Short-term and long-term borrowings increased by approximately $7.3 million, net of a $6.9 million reduction for a related party transaction (see Note 6 - Related Party Transaction).

      INCOME TAXES

      The Company's income tax benefit for the six months ended June 30, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized. Therefore the deferred tax asset has been fully reserved.

      DEBT RESTRUCTURING FEES AND EXPENSES

      The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expense directly related to the debt restructuring and reorganization. For the six months ended June 30, 1997 the Company incurred approximately $1.6 million in restructuring fees and expenses.

      SEASONALITY

      The Company's business is seasonal in nature with its highest sales levels historically occurring during the third and fourth fiscal quarters, which includes the holiday selling season.

      LIQUIDITY AND CAPITAL RESOURCES

      During the first half of 1997, the Company experienced significant liquidity constraints as a result of poor operating performance during the fourth quarter of 1996 and a December 31, 1996 payment of the $8.125 million interest on the Company's Senior Notes. Additionally, the Company experienced a significant reduction in vendor trade credit and was forced to operate on a cash-in-advance or cash-on-delivery basis.
      As a
      result, the Company was unable to service all of its customers. Also, operating efficiencies of the Company's plants were negatively impacted due to the restricted raw material purchasing ability. The comprehensive restructuring plan discussed herein provided additional liquidity to the Company through the $20 million secured term loan facility. Additionally, the committed post-petition term loans form Magten will provide additional liquidity. Finally, the Company expects to receive debtor-in-possession financing from Congress Financial Corporation ("Congress") on terms substantially conforming with the Company's revolving credit facility ("Revolving Credit Facility") with Congress. Management believes that these sources of liquidity combined with operating cash flow will be adequate to service the working capital needs of the Company as well as funding operating losses at the Rug Barn. In the event that a restructuring and the related financing are not consummated, the ability of the Company to continue as a going concern is doubtful.

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

      The Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is prohibited in accordance with the Revolving Credit Facility. Further, there are limitations on the Company's ability to incur additional indebtedness and make loans, advances and investments. On May 23, 1997, the Revolving Credit Facility was amended for, among other things, changes in certain covenants including the tangible net worth calculation. There were no Events of Default (as defined) under the Revolving Credit Facility, as amended, at June 30, 1997.

      On June 30, 1997, the Company had approximately $2.6 million available for borrowing under the Revolving Credit Facility borrowing base formula based on underlying collateral. Borrowings under the Revolving Credit Facility are made on a daily basis for requirements for that business day and repayments are made on a daily basis by cash collections from trade accounts receivables.

      Cash used in operating activities was approximately $14.7 million for the six months ended June 30, 1997 compared to use of cash of $8.2 million for the six months ended June 30, 1996. The principal reason for the change is due to the timing of the Company's $8.1 million interest payment paid in the first quarter of 1997 on its Senior Notes. The company did not make its scheduled interest payment due on June 30, 1997 on its Senior Notes. Inventories increased $6.5 million during the first six months of 1997 compared to an increase of $1.7 million during the same period in 1996. The Company used approximately $3.1 million to reduce trade payables as a result of decreasing support from the Company's vendors.

      Cash used in investing activities was approximately $787,000 for the six months ended June 30, 1997 compared to $4.0 million used for the six
      months ended June 30, 1996.   The Company used $1.1 million for the six
      months ended June 30, 1997 for purchases of property and equipment compared to $1.9 million used for the first six months of 1996. This reduction in capital expenditures is a result of the Company's limited liquidity. Cash used for long-term assets decreased by approximately $2.4 million in the first six months of 1997 compared to the first six months of 1996. This resulted from ongoing systems conversions programs which were cut back in 1997 due to liquidity constraints.

      Cash provided by financing activities was approximately $14.2 million for the six months ended June 30, 1997 compared to $12.0 million for the six months ended June 30, 1996. This change is primarily due to the operating losses for 1997 and additional working capital requirements.

      See Footnote 7 -  Capital Restructuring Plan.

      INFLATION
      Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six months ended
      June 30, 1997 and 1996.   The Company has been historically able to
      mitigate the impact of the increases in the spot market prices of cotton through fixed price purchase contracts.

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

      PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the retail industry, the Company's ability complete its plan of reorganization, competition from a variety of firms ranging from small manufacturers to large textile mills, the seasonality of the Company's sales, the volatility of the Company's raw material cost, the Company's dependence on key personnel and the risk of loss of a material customer or a significant license. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated November 10, 1995.

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

      As contemplated by the Company's capital restructuring plan, the Company filed a pre-negotiated filing under the provisions of Chapter 11 of the United States Bankruptcy Code on September 29, 1997. See Note 7 to the Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q.

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

      (b) The Company did not make a scheduled dividend payment in kind of approximately $1.9 million on its Redeemable Preferred Stock ($0.01 par value).

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


                                             Decorative Home Accents, Inc.
                                             -----------------------------
                                             (Registrant)

Date: November 14, 1997                      /s/ Jay N. Baker
      -----------------                      -----------------------------
                                                 Jay N. Baker*
                                                 Chief Financial Officer


* Duly authorized to sign on behalf of the Registrant.

                                EXHIBIT INDEX
                                -------------



EXHIBIT
NUMBER     DESCRIPTION
------     --------------------------------------------------------------------
27         Financial data schedule


