Form 10-Q
period 1997-09-30
DECORATIVE HOME ACCENTS INC
filed 1998-02-27
CIK 1000453

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:   September 30, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission File Number:  33-96794
                                                --------

                         DECORATIVE HOME ACCENTS, INC.
                             (DEBTOR-IN-POSSESSION)
             (Exact name of registrant as specified in its charter)


     Delaware                                                   57-0998387
     --------                                                   ----------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                         Identification Number)



           Industrial Park Drive, Abbeville, South Carolina 29620
     -------------------------------------------------------------------
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

                      Yes     [X]           No     [ ]

     As of October 30, 1997, there were 109,737 shares outstanding of the Registrant's Class A Common Stock ($0.01 par value), 1,756,126 shares outstanding of the Registrant's Class B Non-Voting Common Stock ($0.01 par value), 386,040 shares outstanding of the Registrant's Class C Common Stock ($0.01 par value), 808,333 shares outstanding of the Registrant's Class D Common Stock ($0.01 par value), 118,100 shares outstanding of the Registrant's Class F Common Stock and 60,100 shares outstanding of the Registrant's 14% Cumulative Redeemable Preferred Stock ($0.01 par value).

                         DECORATIVE HOME ACCENTS, INC.
                             (DEBTOR-IN-POSSESSION)


                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


                                                                                   Page
                                                                                    No.
                                                                                   ----
PART I- FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 1997
                     and December 31, 1996..............................................    4

               Condensed Consolidated Statements of Operations for the three
                     months ended September 30, 1997 and 1996...........................    5

               Condensed Consolidated Statements of Operations for the nine
                     months ended September 30, 1997 and 1996...........................    6

               Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                     for the nine months ended September 30, 1997.......................    7

               Condensed Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 1997 and 1996..................................    8

               Notes to Condensed Consolidated Financial Statements (Unaudited).........    9

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................    12

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings........................................................    18

      Item 2.  Changes in Securities....................................................    18

      Item 3.  Defaults Upon Senior Securities..........................................    18

      Item 4.  Submission of Matters to a Vote of Security Holders......................    18

      Item 5.  Other information........................................................    18

      Item 6.  Exhibits and Reports on Form 8-K.........................................    18

      Signature Page....................................................................    19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        DECORATIVE HOME ACCENTS, INC.
                           (DEBTOR-IN-POSSESSION)
            CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands)
                                 (Unaudited)
================================================================================

                                                                               September 30,           December 31,
                                                                                 1997 (1)                1996 (2)
                                                                              --------------           ------------
ASSETS (Note 7)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $        657             $     1,980
  Accounts receivable - net of
    allowance for doubtful accounts
    of $4,032 at September 30, 1997 and $7,014 at December 31, 1996                  31,673                  25,800
  Income taxes receivable                                                               183                     498
  Inventories (Note 3)                                                               42,388                  32,565
  Other current assets                                                                1,373                   1,212
                                                                               ------------            ------------
          Total current assets                                                       76,274                  62,055

PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)                                          30,347                  32,262
OTHER ASSETS                                                                          8,248                   7,946
INTANGIBLE ASSETS, NET                                                               12,649                  13,783
                                                                               ------------            ------------

TOTAL ASSETS                                                                   $    127,518             $   116,046
                                                                               ============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES NOT SUBJECT TO COMPROMISE:
  CURRENT LIABILITIES:
    Current portion of long-term debt                                          $     20,554                 124,830
    Accounts payable (Note 7)                                                        16,991                  17,231
    Accrued liabilities                                                               6,182                   6,176
    Accrued interest                                                                    253                      --
                                                                               ------------            ------------
      Total current liabilities                                                      43,980                 148,237
  LONG-TERM DEBT (Note 5)                                                            37,437                  34,100
                                                                               ------------            ------------
    TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                      81,417                 182,337
                                                                               ------------            ------------
LIABILITIES SUBJECT TO COMPROMISE (Note 7)                                          129,607                      --
REDEEMABLE PREFERRED STOCK SUBJECT TO COMPROMISE (Note 7)                            55,678                  49,351
REDEEMABLE COMMON STOCK SUBJECT TO COMPROMISE (Note 7)                                3,375                   2,476
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stocks                                                                           9                       9
  Additional paid-in capital                                                             --                   6,685
  Reduction of certain equity
   interest to predecessor basis                                                     (6,209)                 (6,209)
  Accumulated deficit                                                              (136,359)               (118,603)
                                                                               ------------            ------------
    Total stockholders' equity (deficiency)                                        (142,559)               (118,118)
                                                                               ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                        $    127,518             $   116,046
                                                                               ============             ===========


(1)  Debtor-In-Possession.
(2) Derived from December 31, 1996 audited consolidated financial statements. See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
                           (DEBTOR-IN-POSSESSION)
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands)
                                 (Unaudited)
================================================================================


                                              Three Months Ended September 30,
                                            -----------------------------------
                                                 1997 (1)                1996
                                            ------------           ------------

SALES (Note 8)                              $   40,768                  47,441

COST OF GOODS SOLD                              32,700                  34,830
                                            ----------             -----------
GROSS PROFIT                                     8,068                  12,611

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        9,848                  11,850
                                            ----------             -----------
INCOME (LOSS) FROM OPERATIONS                   (1,780)                    761

INTEREST EXPENSE, NET                           (5,864)                 (4,962)

DEBT RESTRUCTURING FEES
  AND EXPENSES (Note 7)                         (2,381)                     --
                                            ----------             -----------
LOSS BEFORE PROVISION
  FOR INCOME TAXES (Note 4)                    (10,025)                 (4,201)

INCOME TAX PROVISION (Note 4)                       --                  (2,720)
                                            ----------             -----------

NET LOSS                                    $  (10,025)            $    (6,921)
                                            ==========             ===========




(1)  Debtor-In-Possession.
See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
                           (DEBTOR-IN-POSSESSION)
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands)
                                 (Unaudited)

================================================================================



                                             Nine Months Ended September 30,
                                             -------------------------------
                                                 1997 (1)             1996
                                            -------------         ------------


SALES (Note 8)                              $   114,294              129,213

COST OF GOODS SOLD                               89,750               95,440
                                            -----------          -----------
GROSS PROFIT                                     24,544               33,773

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        28,793               35,948
                                            -----------          -----------

LOSS FROM OPERATIONS                             (4,249)              (2,175)

OTHER INCOME (Note 6)                             3,748                   --

INTEREST EXPENSE, NET                           (16,285)             (14,484)

DEBT RESTRUCTURING FEES
  AND EXPENSES (Note 7)                          (3,985)                  --
                                            -----------          -----------
LOSS BEFORE BENEFIT FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                        (20,771)             (16,659)

INCOME TAX BENEFIT (Note 4)                          --                1,387
                                            -----------          -----------)
LOSS BEFORE EXTRAORDINARY  ITEM                 (20,771)             (15,272)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT,
  NET OF TAXES (Note 6)                           3,556                   --
                                            -----------          -----------
NET LOSS                                    $   (17,215)         $   (15,272)
                                            ===========          ============

(1) Debtor-In Possession
See notes to condensed consolidated financial statements (unaudited)

                         DECORATIVE HOME ACCENTS, INC.
                            (DEBTOR-IN-POSSESSION)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                (In Thousands)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

===================================================================================================================================
                                                                                  Reduction of
                                                                                 Certain Equity
                                                                                  Interest to                          Total
                                                 Common           Additional      Predecessor    Accumulated       Stockholder's
                                                 Stocks         Paid-in Capital     Basis         Deficiency    Equity (Deficiency)
                                              ------------    ------------------  ------------  -------------  --------------------

Balances at December 31, 1996                     $         9    $     6,685     $      6,209    $  (118,603)    $      (118,118)

Accretion of redeemable common stock for the
  nine months ended September 30, 1997                                  (899)                                               (899)

Accretion of redeemable preferred stock for the
  nine months ended September 30, 1997                                  (701)                                               (701)

Preferred stock dividends accrued in-kind
  for the nine months ended September, 30, 1997                       (5,085)                           (541)             (5,626)

Net loss for the nine months ended
  September 30, 1997                                                                                 (17,215)            (17,215)
                                                  -----------    ------------    -------------   -----------     ---------------
Balances at September 30, 1997 (1)                $         9    $         -     $      6,209    $  (136,359)    $      (142,559)
                                                  ===========    ============    =============   ============    ===============


(1) Debtor-In-Possession.

See notes to condensed consolidated financial statements (unaudited).

                        DECORATIVE HOME ACCENTS, INC.
                           (DEBTOR-IN-POSSESSION)
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
                                 (Unaudited)
================================================================================

                                                             Nine Months Ended September 30,
                                                               1997 (1)             1996
                                                             ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (17,215)          $ (15,272)
Adjustment to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                   4,698               7,394
  Deferred tax benefit                                               --              (1,818)
  Retirement of related party debt (Note 6)                      (3,344)                 --
  Extraordinary gain from retirement of debt (Note 6)            (3,556)
  Changes in operating assets and liabilities:
    Accounts receivable                                          (5,873)             (7,862)
    Inventories                                                  (9,823)             (1,435)
    Income tax receivable                                           315               2,258
    Other current assets                                           (161)             (2,220)
    Accounts payable                                               (240)              1,037
    Accrued liabilities                                               6              (3,853)
    Accrued interest                                             11,988              (3,464)
                                                             ------------        -----------

      Net cash used in operating activities                     (23,205)            (25,235)
                                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                           (1,649)             (4,073)
    Other long-term assets                                         (302)                564
                                                             ------------        -----------

      Net cash used in investing activities                      (1,951)             (3,509)
                                                             ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving line of
     credit and other debt obligations                            3,833              31,282
    Net borrowings under bridge loan                             20,000                  --
    Redeemable preferred stock dividends paid                        --              (1,750)
                                                             ------------        -----------

      Net cash provided by financing activities                  23,833              29,532
                                                             ------------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,323)                788

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,980                 169
                                                             ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     657            $    957
                                                             ============        ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                             $   4,297               1,405
    Non-cash activities:
       Forgiveness of debt (Note 6)                           $   6,900                  --


(1)  Debtor-In-Possession.
See notes to condensed consolidated financial statements (unaudited).

DECORATIVE HOME ACCENTS, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1997 AND 1996

--------------------------------------------------------------------------------

1. BASIS OF INTERIM PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1996 have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 and the notes thereto.

      For interim reporting, the Company's subsidiary, Home Innovations. Inc. ("HII") uses an estimated gross profit based on information provided by its accounting and financial systems. At year-end, inventories of the Company are stated at the lower of cost, determined using the first-in, first-out ("FIFO") method, or market.

      As discussed in Note 7, on September 29, 1997, the Company filed a petition under Chapter 11 of the United States Bankruptcy Code. Simultaneous with the filing, the Company filed a proposed plan of reorganization (the "Proposed Plan") and a related disclosure statement. The Proposed Plan makes provision for the conversion of all of the Company's 13% Senior Notes (the "Senior Notes") and its 14% Redeemable Preferred Stock (the "Preferred Stock") to common stock and the full payment in cash of all pre-petition general unsecured claims. The financial statements of the Company have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. In the event that a restructuring and the related exit financing are not consummated, the ability of the Company to continue as a going concern is doubtful.

      In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants ("SOP 90-7"), subsequent to the September 29, 1997 Chapter 11 filing and until the confirmation of a plan of reorganization, all pre-petition liabilities that are subject to compromise under the plan of reorganization (the $118.1 million principal amount of 13% Senior Notes plus all accrued and unpaid interest on the Senior Notes), the 14% Redeemable Preferred Stock and the Redeemable Common Stock are classified on the condensed consolidated balance sheet as subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case rather than as estimates of the amounts for which those allowed claims may be settled as a result of the capital restructuring plan described in Note 7.

      As of the effective date of the plan of reorganization, the Company will adopt "fresh start" reporting as defined in SOP 90-7. In accordance with "fresh start" reporting, the reorganization value of the Company will be allocated to the emerging entity's specific tangible and identifiable intangible assets. Any excess reorganization value will be reported as "reorganization value in excess of amounts allocable to identifiable assets." As a result of the adoption of "fresh start" reporting, the Company's post-emergence ("successor") financial statements will not be comparable with its pre-emergence ("predecessor") financial statements including the historical financial statements included in this quarterly report.

      The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expenses directly related to the debt restructuring and reorganization. Interest expense on the Senior Notes has been reported to September 29, 1997, the petition date. Such interest expense was not reported subsequent to that date because it will not be paid during the bankruptcy case and will not be an allowed claim under the capital restructuring plan. The difference between the reported interest expense and stated contractual interest expense is insignificant for the one-day period until September 30, 1997.

2. ORGANIZATION

      The accompanying interim consolidated financial statements as of September 30, 1997, include the accounts of Decorative Home Accents, Inc. ("DHA" or the "Company") and its wholly-owned subsidiaries, The Rug Barn, Inc. (the "Rug Barn") and Home Innovations, Inc. (and its wholly owned subsidiaries).

      All significant intercompany transactions and accounts have been eliminated.

3. BALANCE SHEET COMPONENTS

     Inventories are summarized as follows (in $000's):

                                    SEPTEMBER 30,         DECEMBER 31,
                                       1997                   1996
                                    -------------         ------------

     Raw materials                  $      19,025         $     13,964
     Work-in-process                        3,411                2,654
     Finished goods                        19,952               15,947
                                    -------------         ------------
                                    $      42,388         $     32,565
                                    =============         ============

     Property, plant and equipment is summarized as follows (in $000's):

                                    SEPTEMBER 30,         DECEMBER 31,
                                       1997                   1996
                                    -------------         ------------

      Land                          $         862         $        862
      Buildings, and improvements          17,035               16,782
      Furniture and fixtures                6,064                5,296
      Machinery and equipment              16,169               15,536
                                    -------------         ------------
                                           40,130               38,476
      Accumulated depreciation            (11,158)              (7,594)
                                    -------------         ------------
                                           28,972               30,882
      Construction in progress              1,375                1,380
                                    -------------         ------------
                                    $      30,347         $     32,262
                                    =============         ============

4.   INCOME TAXES

      The Company's income tax benefit for the nine months ended September 30, 1997 was calculated at an effective rate of 38%. Such tax benefit has been fully offset by an increase in the tax valuation allowance because management of the Company cannot be assured that the net deferred income tax asset will be realized.

4.   LONG-TERM DEBT

      On November 12, 1996, the Company and certain subsidiaries entered into a Loan and Security Agreement (the "Agreement") providing for revolving loans ("Loans") and letters of credit ("Letters of Credit") in an aggregate principal amount of up to $50 million, subject to borrowing limitations, for a three year period. The Agreement may be renewed from year to year thereafter at the mutual agreement of the parties. The initial borrowing of $35.4 million on November 12, 1996 was utilized to repay amounts owed to the Company's prior lender. Borrowings under the $50 million Revolving Credit Facility bear interest, at the Company's discretion, at a rate of 5/8% per annum in excess of the Prime Rate or 3-1/4% per annum in excess of the Eurodollar Rate. The borrowings are secured by a first priority lien on the accounts receivable and inventories of the Company's subsidiaries. In accordance with the Agreement, the Company is required to maintain a minimum adjusted tangible net worth, as defined, the payment of cash dividends on the Company's common stock is prohibited and there are limitations on the ability of the Company to incur additional indebtedness and make loans, advances and investments.

      On March 1, 1997, the Agreement was amended to provide for a line of credit pursuant to which the lender made supplemental loans ("Supplemental Loans") of $5 million. The Supplemental Loans were repaid on May 27, 1997. Additionally, on May 23, 1997, the Agreement was amended for, among other things, changes in certain covenants including the tangible net worth calculation.

      At September 30, 1997, the Company's aggregate outstanding borrowings under the Revolving Credit totaled approximately $34.7 million. There were no Events of Default (as defined) under the Agreement, as amended, at September 30, 1997. In connection with the Chapter 11 filing by the Company and its subsidiaries, the Agreement was amended to provide for the availability of Loans and Letters of Credit to the Company as debtor-in-possession under Chapter 11. See Note 7 - Capital Restructuring Plan.

      The Company did not make the scheduled interest payment of approximately $7.7 million on its Senior Notes due on June 30, 1997. See Note 7 - Capital Restructuring Plan.

      In March 1997, $6.9 million of the Company's Senior Notes were returned to the Company. See Note 6 - Related Party Transaction.

      Pursuant to the restructuring discussed in Note 7 - Capital Restructuring Plan, an institutional investor provided the Company with a secured term loan facility of up to $20 million (the "Secured Term Loan Facility") of which $15 million was advanced to the Company on May 23, 1997 and the balance was advanced to the Company on July 9, 1997.

      On October 3, 1997, an institutional investor provided the Company with a $3.75 million term loan. See Note 7 - Capital Restructuring Plan.

6.   RELATED PARTY TRANSACTION

      During 1996, two of the Company's officers, who also were members of the Board of Directors, resigned. Subsequent to their resignation, certain allegations concerning wrongful acts were made by the

      Company and certain stockholders. On March 11, 1997, in consideration of the release and discharge from all claims, damages, and causes of action, the two former officers/directors returned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, $6.9 million of the Company's Senior Notes and $448,000 in cash. During the first quarter of 1997, the Company recorded approximately $3.7 million as other income and approximately $3.6 million as an extraordinary gain as a result of this settlement and forgiveness of debt.

7.   CAPITAL RESTRUCTURING PLAN

      On May 15, 1997, the Company reached an agreement in principle for a comprehensive capital restructuring plan with the Company's preferred stockholder, TCW Special Credits Fund V - The Principal Fund ("Fund V") and the beneficial owners of approximately 76% of the principal amount of the Senior Notes, Magten Asset Management Corp., solely as agent for various of its investment advisory clients in their respective accounts at Magten ("Magten"), and CIGNA. The restructuring plan, if effective, will, among other things, (i) convert the $118.1 million outstanding principal amount of Senior Notes, plus all accrued and unpaid interest thereon, into 92.5% of the Company's common stock to be outstanding following the restructuring (the "New Common Stock"), (ii) exchange all of the Redeemable Preferred Stock for 7.5% of the New Common Stock along with a 5 year warrant to purchase up to 7.5% of the New Common Stock on a fully diluted basis and, (iii) exchange all of the remaining classes of common stock for a 5 year warrant to purchase up to 2.5% of the New Common Stock on a fully diluted basis. In connection with the capital restructuring plan, the Company did not pay interest on the Senior Notes due on June 30, 1997.

      Pursuant to the capital restructuring plan, Magten provided the Company with a secured term loan facility of up to $20 million (the "Secured Term Loan Facility") of which $15 million was advanced to the Company on May 23, 1997 and the balance was advanced to the Company on July 9, 1997. Magten also earned a $5 million closing fee, which will be waived under certain conditions set forth in the credit agreement with respect to the Secured Term Loan Facility; the Company has not recorded a liability for such closing fee. Additionally, the indenture that governs the Senior Notes was modified to permit the Company to incur the Secured Term Loan Facility. Pursuant to the Proposed Plan, the Secured Term Loan Facility is to be repaid with the proceeds of a rights offering of Common Stock. Pursuant to certain agreements, dated September 26, 1997 (the "Exercise Agreements"), Magten and Fund V each agreed to exercise all rights and/or oversubscription options issued to them in the rights offering so that the Company will receive sufficient proceeds from the rights offering to enable it to pay in full in cash all of the indebtedness under the Secured Term Loan Facility. A portion of the proceeds from the Secured Term Loan Facility were used to retire the Supplemental Facility described in Note 5. In connection with the Secured Term Loan Facility provided by Magten, the Company's existing working capital lender and Magten entered into an inter-creditor agreement. The Proposed Plan and the Exercise Agreements are subject to various conditions.

      The Company and its subsidiaries, on September 29, 1997, filed voluntary petitions under the provisions of Chapter 11 of the United States Bankruptcy Code the Proposal in order to effect the Proposed Plan. Concurrent therewith, the Company filed the Proposed Plan with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Proposed Plan provides for the payment in full of all pre-petition general unsecured claims following the confirmation of the Proposed Plan. The Company is prohibited from making payment on any pre-petition obligations during the course of the Chapter 11 cases. In the event that a restructuring is not consummated, management of the Company believes that the Company's inability to pay all of the current obligations and service its debt as required raises substantial doubt about the Company's ability to continue as a going concern.

      In connection with the Chapter 11 filing, the Company (with approval of the Bankruptcy Court) has entered into a debtor-in-possession term loan agreement ("Term Loan") with Magten. On October 3, 1997, the Term Loan provided $3.75 million of borrowings. The Term Loan is secured by all of the assets of the Company and its subsidiaries and the common stock of the Company's subsidiaries. Magten also earned a $937,500 closing fee, which will be waived under certain conditions set forth in the credit agreement with respect to the Term Loan; the Company has not recorded a liability for such closing fee. Pursuant to the Proposed Plan, any amounts outstanding on the Term Loan as of the effective date of the Proposed Plan are to be repaid with the proceeds from a new secured term loan of up to $7.5 million to be funded by Magten. Funding of this $7.5 million term loan is subject to various conditions. The Company has commenced discussions with Magten regarding alternative methods of funding this $7.5 million cash requirement.

      Subsequent to the Chapter 11 filing, the Company (with approval of the Bankruptcy Court) entered into a debtor-in-possession financing agreement with Congress Financial Corporation, which amended the pre-petition Agreement. The terms of this financing substantially conform to the Company's previous agreement with Congress.

      Accounts payable included pre-petition claims of approximately $17.0 million at September 29, 1997. In accordance with the Bankruptcy Code these pre-petition claims may not be paid until emergence from Chapter
      11. Liabilities subject to compromise include the Senior Notes of approximately $118.1 million and all accrued but unpaid interest of approximately $11.7 million.

      In connection with the capital restructuring plan, the Company entered into employment retention agreements with certain key management personnel. The agreements provide for, among other things, a guaranteed bonus payment in March 1998 if the individual is employed by the Company on that date. The maximum obligation of the Company for payments under these agreements is $1.1 million. During the nine months ended September 30, 1997 a charge of $768,000 was recorded in respect of these retention agreements. On February 28, 1997, the Company also entered into amended and restated employment and non-competition agreements with certain officers. Each of such agreements provides that if the applicable officer's employment is terminated within 90 days following a change of control of the Company, by (i) the Company without good cause, (ii) a successor to the Company without good cause or (iii) the officer, then the Company shall pay the officer a specified amount in cash; the aggregate amount of the payments for all such officers is approximately $2.5 million.

      In connection with the restructuring plan, the original license with Calvin Klein, Inc. was terminated on April 26, 1997 and, on April 27, 1997, Calvin Klein, Inc. and DHA Home, Inc. entered into an interim license agreement (the "Interim License Agreement") with similar terms and conditions. As part of the Interim License Agreement, the Company changed the name of Calvin Klein Home, Inc. to DHA Home, Inc. The Interim License Agreement expires upon the earlier of April 30, 1998, or the completion of the restructuring plan. The Company believes that Calvin Klein, Inc. has committed upon the consummation of the restructuring to enter into a new multiple year license agreement on similar terms and conditions that would extend through the year 2004.
      DHA Home continues to work with Calvin Klein, Inc. on long-range plans for Calvin Klein licensed products. Notwithstanding DHA Home's belief, Calvin Klein, Inc. has asserted that no assurances can be given that any such license will be entered into and Calvin Klein, Inc. has not committed to enter into any such long-term license. At September 30, 1997, the carrying amount of the Calvin Klein license agreement is approximately $7.5 million, which is calculated based on the original contract period ending in 2004. If the above described capital restructuring plan is not completed, Calvin Klein, Inc. may not renew its license agreement with the Company. Failure to renew the license agreement on a long-term basis would result in a charge to earnings for the unamortized balance of the license agreement and may otherwise have a material adverse effect on the Company's future results of operations.

8.   THE RUG BARN, INC. SALES DECLINE

      Through September 1997, the Company has experienced a significant decline in sales at The Rug Barn, Inc. Demand for the Rug Barn's core product of two and three layer cotton throws has continued to decline in the giftware distribution channel served by the Rug Barn. Through September 1997, order bookings have declined approximately 50% compared to the same period in 1996. Management of the Company has addressed the sales decline through reductions in fixed overhead costs and planned expanded product offerings. The fixed overhead reductions are expected to be completed by December 31, 1997. The new product offerings will include both internally manufactured and outsourced products targeted at the giftware distribution channel. Management does not expect that the new product offerings will have a favorable impact on 1997 operating results and expects that the operations at the Rug Barn will incur an operating loss through December 31, 1997.

9.   LEGAL PROCEEDINGS

      On July 29, 1997, a fixture supplier of the Company filed suit seeking $1.9 million in damages claiming that the Company failed to fulfill its obligations under a supply arrangement. Management of the Company intends to vigorously defend against the suit. Further, management expects to contest the claim during the course of its Chapter 11 case. Management does not expect that the ultimate resolution of the claim will have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION
      The following discussion provides management's assessment of the results of operations and liquidity and capital resources of DHA. This discussion should be read in conjunction with the respective unaudited condensed consolidated financial statements of DHA and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements of DHA and the notes thereto for the year ended December 31, 1996 reported on Form 10-K with the Securities and Exchange Commission.

      RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

      NET SALES
      Net sales decreased by approximately $6.7 million, or 14.1%, to $40.8 million for the three months ended September 30, 1997 compared to $47.4 million for the three months ended September 30, 1996. The Company experienced weakened sales during 1997 in its gift division, The Rug Barn, Inc. Sales of the gift division decreased by $8.3 million, or 55.8%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. As discussed in Note 8 to the Condensed Consolidated Financial Statements, order bookings for the gift division for the nine months ended September 1997 have declined approximately 50% from the comparable 1996 period. Accordingly, the Company expects to experience continued weakening in sales from the gift
      division during 1997.   This decrease was partially offset by an increase
      in sales of the Calvin Klein Home Collection line.

      GROSS PROFIT
      Gross profit decreased by approximately $4.5 million, or 36.1%, to $8.1 million for the three months ended September 30, 1997 from $12.6 million for the three months ended September 30, 1996. Gross profit as a percentage of net sales decreased to 19.8% for the three months ended September 30, 1997 from 26.6% for the three months ended September 30, 1996. The decline in the gift division sales accounted for approximately $4.7 million of the decrease in gross profit. Additionally, gross profit margin as a percentage of sales was negatively impacted by the reduction in gift division sales. Historically, gross profit margins achieved on products in the gift division have been higher than those earned on the Company's other product lines.

      SELLING, GENERAL & ADMINISTRATIVE EXPENSES
      Selling, general and administrative ("SG&A") expenses decreased approximately $2.0 million, or 16.9%, to $9.8 million for the three months ended September 30, 1997 from $11.9 million for the three months ended September 30, 1996. SG&A expenses decreased as a percentage of net sales decreased to 24.2% for the three months ended September 30, 1997 from 25.0% for the three months ended September 30, 1996. The decrease in SG&A expenses was primarily due to the gift division's lower sales volume which resulted in decreases in variable expenses. Additionally, the 1996 results included approximately $1.1 million of goodwill amortization. As noted below, the Company wrote-off its unamortized goodwill at December 31, 1996 and accordingly, there was no goodwill amortization in 1997.

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

      INTEREST EXPENSE, NET
      Interest expense increased approximately $902,000, or 18.2%, to $5.9 million for the three months ended September 30, 1997, from $5.0 million for the three months ended September 30, 1996. During the first nine months of 1997 the Company's short-term and long-term borrowings increased by approximately $16.9 million net of a $6.9 million reduction for a related party transaction. See Note 6 - Related Party Transaction.

      DEBT RESTRUCTURING FEES AND EXPENSES
      The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expenses directly related to the debt restructuring and reorganization. For the three months ended September 30, 1997 the Company incurred approximately $2.4 million in restructuring fees and expenses.

      INCOME TAXES
      The Company's income tax benefit for the three months ended September 30, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized. Therefore, the deferred tax asset has been fully reserved.

      COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

      NET SALES
      Net sales decreased approximately $14.9 million, or 11.6%, to $114.3 million for the three months ended September 30, 1997 compared to $129.2 million for the three months ended September 30, 1996. The sales decline is attributable primarily to a $14.5 million decrease in the Company's gift division sales for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. As discussed in Note 8 to the Condensed Consolidated Financial Statements, order bookings through September, 1997 for the gift division have declined approximately 50% from the comparable 1996 period. Accordingly, the Company expects to experience continued weakening in sales from the gift division during 1997. Also, negatively impacting the sales for the 1997 period were liquidity shortages faced by the Company. Given the limited resources, the Company attempted to service only its most significant customers.

      GROSS PROFIT
      Gross profit decreased approximately $9.2 million, or 24.7%, to $24.5 million for the nine months ended September 30, 1997 compared to $33.8 million for the nine months ended September 30, 1996. Gross profit as a percentage of sales decreased to 21.5% for the nine months ended September 30, 1997 from 26.2% for the nine months ended September 30, 1996. The decline in the Company's gift division sales accounted for approximately $8.1 million of the decrease in gross profit.
      Additionally, gross profit margin as a percentage of sales was negatively impacted by the reduced gift division sales. Historically, gross profit margins achieved on products in the gift division have been higher than those earned on the Company's other product lines.

      SELLING, GENERAL & ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses decreased approximately $7.2 million, or 19.9%, to $28.8 million for the nine months ended September 30, 1997 from $35.9 million for the nine months ended September 30, 1996. SG&A expenses decreased as a percentage of sales to 25.2% for the nine months ended September 30, 1997 from 27.9% for the nine months ended September 30, 1996. The decrease in SG&A expenses was partially due to the decreased sales volume and the resulting reduction in variable expenses. Commissions decreased $1.3 million for the nine months ended September 30, 1997 compared to the same period in 1996. Also, salaries and benefit expenses decreased approximately $600,000 for the nine months ended September 30, 1997. Finally, the 1996 results included approximately $3.2 million of goodwill amortization. As discussed above, the Company wrote-off its unamortized goodwill at December 31, 1996 and accordingly, there was no goodwill amortization in 1997.

      OTHER INCOME AND EXTRAORDINARY GAIN
      During 1996, two of the Company's officers who were members of the Board of Directors resigned. Subsequent to their resignation, certain allegations concerning wrongful acts were made by the Company and certain stockholders. On March 11, 1997, in consideration of the release and discharge from all claims, damages, and all causes of action, the two former officers and members of the Board of Directors returned to the Company 965,101 shares of the Company's Class A Common Stock, 6,900 shares of the Company's Class F Common Stock, $6.9 million of the Company's Senior Notes and $448,000 in cash. The Company recorded approximately $3.7 million (estimated fair market value of bonds) as other income and approximately $3.6 million as an extraordinary item in the first quarter of 1997, as a result of this settlement and forgiveness of debt.

      INTEREST EXPENSE, NET
      Interest expense increased approximately $1.8 million, or 12.5%, to $16.3 million for the nine months ended September 30, 1997, from $14.5 million for the nine months ended September 30, 1996. During the first nine months of 1997 the Company's short-term and long-term borrowings increased by approximately $16.9 million net of a $6.9 million reduction for a related party transaction. See Note 6 - Related Party Transaction.

      INCOME TAXES
      The Company's income tax benefit for the nine months ended September 30, 1997 was calculated at an effective rate of 38% before being offset by an increase in the tax valuation allowance. Management of the Company cannot be assured that the net deferred income tax asset will be realized. Therefore, the deferred tax asset has been fully reserved.

      DEBT RESTRUCTURING FEES AND EXPENSES
      The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expense directly related to the debt restructuring and reorganization. For the nine months ended September 30, 1997 the Company incurred approximately $4.0 million in restructuring fees and expenses.

      SEASONALITY
      The Company's business is seasonal in nature with its highest sales levels historically occurring during the third and fourth fiscal quarters, which includes the holiday selling season.

      LIQUIDITY AND CAPITAL RESOURCES
      During the first nine months of 1997, the Company experienced significant liquidity constraints as a result of losses incurred during the first nine months of 1997 and the fourth quarter of 1996 and the payment of the $8.1 million, interest on the Company's 13% Senior Notes on December 31, 1996. During the first nine months of 1997, the Company experienced a significant reduction in vendor trade credit and was forced to operate largely on a cash-in-advance or cash-on-delivery basis. As a result, the Company was unable to service all of its customers. Also, operating efficiencies of the Company's plants were negatively affected due to the restricted raw material purchasing ability. In connection with the capital restructuring plan discussed herein, the Company received a cash infusion of $20 million pursuant to a secured term loan facility. Upon filing Chapter 11, the Company obtained debtor-in-possession financing from Congress Financial Corporation ("Congress") on terms substantially conforming with the Company's pre-filing date revolving credit facility ("Revolving Credit Facility") with Congress, together with $3.75 million of post-petition term loans from Magten to provide additional liquidity. Upon successful completion of the restructuring, management believes that a new revolving credit facility can be obtained which will be sufficient to operate the Company's business. In the event that a restructuring and the related exit financing are not consummated, the ability of the Company to continue as a going concern is doubtful.

      The Revolving Credit Facility provides for revolving loans and letters of credit up to a maximum principal amount equal to the lesser of (a) $50 million or (b) a specified borrowing base, which is based on eligible receivables and inventory of the Company and its operating subsidiaries ("Borrowing Subsidiaries"). The Revolving Credit Facility (or a similar credit facility) is essential for the Company's working capital needs.

      In accordance with the Revolving Credit Facility, the Company is required to maintain a minimum adjusted tangible net worth, as defined, and the payment of cash dividends on the Company's common stock is prohibited. Further, there are limitations on the Company's ability to incur additional indebtedness and make loans, advances and investments. On May 23, 1997, the Revolving Credit Facility was amended for, among other things, changes in certain covenants including the tangible net worth calculation. There were no Events of Default (as defined) under the Revolving Credit Facility, as amended, at September 30, 1997.

      On September 30, 1997, the Company had approximately $2.5 million available for borrowing under the Revolving Credit Facility borrowing base formula based on underlying collateral. Borrowings under the Revolving Credit Facility are made on a daily basis to meet requirements for that business day and repayments are made on a daily basis through the application of cash collections from trade accounts receivable.

      Cash used in operating activities totaled approximately $23.2 million for the nine months ended September 30, 1997 compared to use of cash of $25.2 million for the nine months ended September 30, 1996. The Company's inventory and accounts receivable increased approximately $9.8 million and $5.9 million, respectively. The increased use of cash for inventory was a result of (i) the Company's change in product mix which resulted in longer lead times (resulting primarily from the increased sales in the Calvin Klein Home Collection line), (ii) the loss of vendor trade credit which has required the disbursement of cash earlier in the production cycle and (iii) and a seasonal increase in the Company's bath division inventory. Of the Company's $17.0 million net loss, approximately $4.0 was used to fund the debt restructuring fees and expenses. The reduction in cash used for interest expense was due to the timing of the Company's December 31, 1996 interest payment that was made in the first quarter of 1997. In addition, the Company did not make its scheduled interest payment of approximately $7.9 million due on June 30, 1997 on its Senior Notes.

      Cash used in investing activities was approximately $2.0 million for the nine months ended September 30, 1997 compared to $3.5 million used for
      the nine months ended September 30, 1996.   The Company used $1.6 million
      for the nine months ended September 30, 1997 for purchases of property and equipment compared to $4.1 million used for the first nine months of 1996. This reduction in capital expenditures is a result of the Company's limited liquidity.

      Cash provided by financing activities totaled approximately $23.8 million for the nine months ended September 30, 1997 compared to $29.5 million for the nine months ended September 30, 1996. This change is primarily due to the operating losses for 1997 and increased working capital requirements.

      See Footnote 7 - Capital Restructuring Plan.

      INFLATION
      Although the operations of the Company are generally influenced by economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six months ended September 30, 1997 and 1996. The Company has been historically able to mitigate the impact of the increases in the spot market prices of cotton through fixed price purchase contracts.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On July 29, 1997, a fixture supplier of the Company filed suit against the Company claiming that the Company failed to fulfill its obligations under a supply arrangement. The alleged damages are approximately $1.9 million. Management of the Company intends to vigorously defend the suit. Further, management expects to contest the claim during the course of its Chapter 11 case. Management does not expect that the ultimate resolution of the claim will have a material adverse impact on the Company.

      As contemplated by the Company's capital restructuring plan, the Company filed a pre-voluntary petition under of Chapter 11 of the United States Bankruptcy Code on September 29, 1997. See Note 7 to the Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q.

      The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings, except for the Chapter 11 filing, could have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES
           NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a) On June 30, 1997 the Company failed to make a scheduled interest payment of approximately $7.7 million on its Series B 13% Senior Notes due on June 30, 1997. The principal amount of the Senior Notes is $118.1 million. The terms of the indenture governing the Company's Senior Notes provide that such a failure to pay interest when due results in an event of default on such indebtedness and as a result, the holders of these debt securities are entitled to accelerate the debt represented thereby. In addition, under the indenture, as a consequence of the Chapter 11 bankruptcy filing by the Company, the Senior Notes were automatically accelerated and became immediately due and payable.

      (b) The Company did not make a scheduled dividend payment in kind of approximately $1.9 million on its Redeemable Preferred Stock ($0.01 par value).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           NONE

ITEM 5.  OTHER INFORMATION
           NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
            SEE EXHIBIT INDEX.

     (b)  REPORTS ON FORM 8-K

            Form 8-K filed on October 16, 1997 under Item 3 regarding the Company's filing a pre-negotiated Chapter 11 under the United States Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Decorative Home Accents, Inc.
                                             -----------------------------------
                                             (Registrant)


 Date:  February 27, 1998                    /s/ Jay N. Baker
 -----------------------                     -----------------------
                                             Jay N. Baker*
                                             Chief Financial Officer


 *Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10.1           Credit Agreement dated October 1, 1997 between Decorative Home
               Accents, Inc. and the Lenders, defined therein.

27             Financial data schedule